Form 10KSB
period 1996-04-30
GROUP LONG DISTANCE INC
filed 1996-08-14
CIK 1004570

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended April 30, 1996.

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ___________ to _______________

Commission File No. 33-99998

                            GROUP LONG DISTANCE, INC.
             (Exact name of registrant as specified in its charter)

       FLORIDA                                                  65-0213198
State or other jurisdiction                                  (I.R.S. Employer
incorporation or organization                               Identification No.)

                     1451 West Cypress Creek Road, Suite 200
                           Fort Lauderdale, Fl. 33309
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (954) 771-9696

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]    No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $12,364,643

         The aggregate market value of the common voting stock held by non-affiliates as of August 5, 1996 was approximately $12,655.259 based on the last sale price of the Common Stock on August 5, 1996 of $7.25 per share and reported by NASDAQ Trading and Market Services Research Department.

         Shares outstanding of the registrant's common stock as of August 5, 1996: 2,257,348 shares.

         Transitional Small Business Disclosure Format:
                                 Yes [ ]    No [X]

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

         GENERAL


         Group Long Distance, Inc. a Florida corporation (the "Company" or "GLD") is a seven year old non-facilities based long distance carrier, the predecessor of which was originally incorporated in May of 1989, and which began as an "aggregator" of AT&T long distance services. A facilities based carrier provides long distance services with the use of its own preferred interexchange carrier code ("PIC") and a non-facilities based carrier provides long distance services without the use of its own PIC. An "aggregator" places its customers long distance traffic through a facilities based carrier and that carrier bills and collects from the end-user customers. The Company built up a customer base of over 1,000 customers generating approximately $350,000 in monthly revenue in its first year of operation and by June of 1990 focused on reselling and rebilling a new program AT&T Software Defined Network ("SDN"). The Company used sales personnel to sell its SDN services to the general business community. As such, during the last five years it provided central services and consolidation for distributors to join them in their efforts throughout the United States. Through April 30, 1996, the Company has grown to a customer base of over 12,000 including 27 distributors, 17 agents, and two remote sales locations, prior to acquisitions of customer bases recently effected (See "PRESENT STATUS" and "RECENT DEVELOPMENTS" herein). In excess of 60% of the pre-acquisitions customer base is located in the Southeastern United States and through its distributors and agents, the Company transacts business to a lesser degree in the Middle Atlantic, Northeastern, Mid South and far Western states. Post-acquisition customer bases represent approximately 35% in the Southeastern states. The Company is not restricted from conducting business in any jurisdiction. GLD has certification from the Public Service Commission and the FCC, which requires them to register their rates and practices.

         GLD utilizes special AT&T network contracts to provide its customers with direct access on the AT&T long distance network. GLD has similar agreements with Worldcom/LDDS, Tel-Save, Intermediary Communications ("ICI") and other carriers. See "DEPENDENCE ON THIRD PARTY CARRIERS AND MINIMUM VOLUME COMMITMENTS" herein. These programs were developed by the carriers, such as AT&T and Worldcom/LDDS for Fortune 500 companies, with multiple locations. Because of the commitments to millions of minutes in usage each month, the rates that are charged under these programs are typically less than those available directly to businesses who place under $25,000 a month in long distance calls. By placing business on one of these AT&T or alternative carrier network products, GLD can allow a business to benefit from the same low rates without having to commit to any minimum monthly or yearly usage amounts and without leaving the comfort and quality of an AT&T or other major carriers.

         The Company currently acts as a switchless reseller utilizing the AT&T network, Worldcom/LDDS, Tel-Save, ICI and to a lesser degree other carriers and rebills inbound and outbound network products throughout the United States. It also sells prepaid calling cards, billing services, an Internet/E-mail/Voice/Data Access packaged-product, International call back and network management and consulting services. Through April 30, 1996, the Company is receiving approximately 18% of its revenues from 800 services, approximately 4% of it revenues from all calling cards, 77% of its revenue from all outbound services and 1% of its revenue from consulting services. The Company is adding local access (Intralata) and reselling Internet services in the near future. It is also in the process of arranging for feature group access to switches that will allow it to both route higher profit calls in heavy traffic areas and provide additional international services. Higher profit calls are obtained through such switches because the rates available from the carriers to companies with switching facilities are lower than those offered to non-facilities based companies. While the Company had intended to acquire its own switching facilities, the Company has determined that in view of Tel-Save's planned installation and implementation of its own switches in five strategic metropolitan centers in the U.S. in the third quarter of the Company's current fiscal year and an anticipated price reduction from Tel-Save to the Company in connection therewith, it does not presently intend to acquire its own switching facilities. (See ITEM 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

         CORPORATE HISTORY

         Second ITC Corporation, a Florida corporation, was formed to acquire Group Long Distance, Inc. Pursuant to an Agreement of Merger and Articles of Merger filed with the Secretary of State of Florida on November 16, 1995, Group Long Distance, Inc. was merged into Second ITC Corporation in a transaction in which ITC Integrated Systems, Inc. ("ITC") issued 94% of the issued and outstanding common stock of Second ITC Corporation to the shareholders of Group Long Distance, Inc.

         Group Long Distance, Inc., was incorporated on July 19, 1990 by
Gerald M. Dunne, Sr. as the corporate successor to Group Long Distance of Florida, Inc. which was originally incorporated under the laws of Florida in May 1989 by Gerald M. Dunne, Sr. and Gerald M. Dunne, Jr. In June, 1991, Group Long Distance, Inc. merged with Group Long Distance of Florida, Inc. for the purpose of recapitalizing the operating company to increase the percentage ownership by the then existing management. As a result of this merger, Group Long Distance, Inc. has succeeded to and will continue the business of Group Long Distance of Florida, Inc. All references in this Annual Report to the Company include Group Long Distance, Inc. and its predecessor Group Long Distance of Florida, Inc.

         The Company was incorporated in Florida on September 18, 1995 as Second ITC Corporation, a Florida corporation. Upon the effective date of its merger with Group Long Distance, Inc., the name of Second ITC Corporation was changed to Group Long Distance, Inc.

Neither Group Long Distance, Inc. nor any of its officers, directors or employees had any prior or subsequent affiliation with ITC.

         In March, 1996 the Securities and Exchange Commission declared effective a registration statement filed by the Company on behalf of certain selling shareholders listed therein, and on behalf of ITC, pursuant to which ITC effected a stock dividend distribution of its shares of the Company's Common Stock to its shareholders. See also "RECENT DEVELOPMENTS" herein pertaining to recent acquisitions.

         For accounting purposes, the financial statements of Group Long Distance, Inc. and its predecessor are considered to be the financial statements of the post-merger surviving corporation. The address of the Company's principal office is 1451 West Cypress Creek Road, Suite 200, Fort Lauderdale, FL 33309. The Company's telephone number is (954) 771-9696.

         INDUSTRY EVOLUTION

         Resellers now make up approximately 11% of the total long distance market, but over 20% of the business long distance market, which in 1994 was estimated by the FCC at approximately $65 billion dollars. Of that figure, the FCC estimated that approximately $36 billion dollars originated from business, rather than residential, utilization.

         Resellers represent a paradox in the telecommunications marketplace. They are simultaneously an extremely important portion of the profits of the major long distance providers and yet represent a risk to their product quality, reputation, and pricing. Not only do resellers receive legal protection to compete with the network based major carriers, but their sale of excess capacity represents a necessary source of traffic. The four major carriers and most regional carriers have substantial excess capacity and their constant technological & facility upgrading continues that capability.

         Resellers primarily exist due to their ability to offer substantially discounted long distance toll rates, and increasingly, discounted calling card rates and other discounted services, to their prime target markets, which are small and medium sized businesses. However, were it not for the fact that the main target for most resellers was simply not as profitable for wholesale or major carriers to serve, the reseller would have already encountered such substantial competition from the major carriers, who are better capitalized, that they would not have been able to achieve the position in the industry which they have now achieved. The small and medium business user, or in long distance terms, those who are currently paying less than $25,000 a month in long distance charges, represent the same service cost in many cases as larger clients, but whose profitability falls substantially below the largest clients. As such, AT&T, MCI, Sprint and Worldcom/LDDS have not positioned themselves to aggressively discount to this market.

         Although resellers face the same expense "crunch" for providing services, traditionally, most resellers were born as customer base groups or aggregators of customers, and as such, have low overhead. Since the growth of revenues (as published by nationally recognized telecommunication research specialists) generated through resellers have been four to five times the percentage of the growth of revenues of the overall long distance market amongst the three largest carriers (which control approximately 87% of the long distance market), this paradoxical yet symbiotic relationship that exists is actually encouraged by the major carriers. There are more than 500 companies that belong to the TRA and Comp Tel Associations which represent both facilities based (own & operate switches) and non-facilities based (switchless) operations in the United States. Major carriers attend the Conferences and seek out the best resellers to engage further sales in this important market sector.

         In the near future, many resellers may inevitably merge and/or be acquired by larger wholesalers and resellers, or by major carriers themselves. Resellers can also offer services that large carriers are not prepared to offer, such as customized location billing, non-telcom billing carrier services at single locations with single invoices, and split dedicated service. Although some regulatory barriers exist, the cost of overcoming these are low. With low entry barriers, a significant portion of the telecommunications market is still open to significant competition on a price and service basis. Resellers have been able to quickly build sizeable customer bases on marketing and telemarketing strengths, while they may have less ability to manage their growing revenues and their general business enterprise as their sales and marketing plans succeed. Therefore, their ability to attract capital to finance receivables, improve facilities and equipment, and develop management and systems infrastructure will be the difference between resellers that survive, those that must merge or be acquired, versus those that continue to grow and prosper as independent companies.

         The major carriers and some of the regional carriers will continue to depend upon a significant portion of their profits being derived from their wholesale and resale market sales. Resellers can serve their target market segments what they require at a price that the majors cannot or will not provide. Research reports also point to the opportunities that exist in the product/service areas including prepaid calling cards, international services, cellular and wireless services, video and data transmission, Web site and Internet access, 800 number service, voice mail, and electronic mail. Industry research indicates that the number of call minutes billed will continue to rise amongst resellers at a rate that is substantially greater than the number of call minutes billed by the major carriers. Within the resellers market as a whole, switchless resellers appear to see higher percentage growth than do facilities based carriers in all of the segments previously mentioned. However, more switchless resellers will become facilities based as they acquire small companies and as their traffic increases in given geographic zones, which will increase their ability to purchase or lease a switch. More traffic flowing into a given area enhances a reseller's ability to make a switch economically viable and more profitable for that geographic zone. Should this trend continue, there may be substantially fewer resellers that remain switchless in the next five to ten years.

         With the recent federal and state regulatory changes that affect the ability of local service providers (such as the "Baby Bells"), cable TV systems, satellite network systems, and cellular and wireless companies to enter the long distance marketplace, as well as the ability of major long distance carriers to enter the local access marketplace, the total market for telecommunication services and products is becoming more fragmented and competitive. This will influence the rate of growth and the opportunities that exist for resellers. Resellers with the best potential of success and continuity will be those with the greatest ability to market and finance new product and service introductions, and to properly service their customers.

         PRESENT STATUS

         The Company currently acts as a switchless reseller utilizing AT&T, Worldcom/LDDS, Tel-Save, ICI and to a lesser degree other carrier networks throughout the United States and utilizes switching facilities in providing debit card and international call back services. It also sells prepaid calling cards, Internet/E-mail/Voice/Data Access, international call back, and network management and consulting services. The Company is adding local access (Intralata) and reselling Internet services in the near future. It is also in the process of arranging for feature group access to switches that will allow the Company to both route higher profit calls in heavy traffic areas and provide international service. The Company has entered into an agreement with UUNet for the resale of Internet services. The resale of cellular services at the wholesale level is currently under development, with no definitive date for completion. The Company will initiate marketing of all its new services to its existing customer base with nominal expense consisting of statement stuffers, inserts, and customer service inquiries or follow up calls. As these services become further developed and tested by the Company's existing customers, they will become available to new customers through the Company's normal sales force and distribution channels. The costs associated with marketing to new clients cannot be accurately determined at this time, but based upon prior experience with new service introduction, would not exceed currently available funds on a monthly basis that has been historically allocated for marketing and advertising.

         The acquisition of Adventures in Telecom, Inc., further discussed below in "RECENT DEVELOPMENTS," includes in excess of 30,000 customers and approximately $1.5 million of estimated current monthly revenues. The Company has hired additional customer service and collection personnel to adequately service such additional customer base and to otherwise address customer service requirements.

         Through April 30, 1996, the Company's two sales offices produced approximately 50% of its new accounts. Each sales office has generally produced approximately $25,000 dollars each month in new account sales. Distributors account for approximately 30% of new account sales while the agent program, as well as other sources, combine for the remaining 20%. Some of these distributors and agents are subject to agreements with the Company, of which the majority are nonexclusive.

         DEPENDENCE ON THIRD PARTY CARRIERS AND MINIMUM VOLUME COMMITMENTS

     AT&T and Tel-Save carried approximately 61% and 67% of GLD's revenues in the fiscal years ended April 30, 1996 and 1995, respectively. Worldcom/LDDS carried 37% and 31% during the same two periods, respectively. Other carriers comprised approximately 2% during each of the same two periods, respectively. While the Company believes that its relationship with its predominant carriers is satisfactory, the disruption of service with any one or more of such predominant carriers would have a material adverse effect on the Company and its operations. See "OTHER CONSIDERATIONS" herein.

         GLD has entered into supply agreements indirectly with AT&T through Tel-Save and directly with Worldcom/LDDS, and ICI, and to a lesser degree shorter term agreements with a number of other suppliers for long distance telecommunication services. The agreement with Worldcom/LDDS requires certain minimum volume purchases on a monthly or annual basis and is subject to surcharges that are generally equal to a percentage of the Company's shortfall during that specified minimum volume period. Should a shortfall occur, the Company would be either charged a higher rate for subsequent periods or the Company could be charged back for the recently lapsed period at a higher rate. Although the agreements with Worldcom/LDDS and ICI could result in such carriers' enforcement of such minimum volume in either of these manners, the Company, faced with such an event, could switch its traffic within seventy-two hours to other carriers whose rates are comparable, if not more favorable to those newly charged by Worldcom/LDDS and/or ICI, and as such, from a practical standpoint, would limit the incentive of Worldcom/LDDS and/or ICI to engage in prohibitive enforcement of its shortfall policy. During 1996, these commitments to Worldcom/LDDS are approximately $500,000 dollars in traffic per month. Such commitments will increase to approximately $750,000 per month commencing April 1, 1997 and approximately $1,000,000 per month commencing August 1, 1997. While no minimum commitment to ICI existed at April 30, 1996, commitments to ICI are subject to staged increases through March 1997 at which time the commitment will be $250,000 per month. The Company has no similar commitments to any of its other carriers. Although the Company has never failed to meet a volume commitment to its suppliers, there can be no assurance that the Company would not experience losses of customer bases that would prevent it during any given period from making such a volume commitment. To the extent that it failed to make such a volume commitment, the Company could experience a deterioration of its profit margin for that period, as well as experience a loss for that period due to the surcharge, or obligate itself to either higher rates in the next periods or to a payback of the surcharge (constituting the equivalent of a debt repayment) over an indeterminate period of time in the future. Although the Company knows of no such reasons that could in the near term affect it in such a way as to cause such events to unfold, such events could be adverse to the Company's ability to continue to be profitable. In 1993, AT&T adjusted its then invoiced billings to GLD and arranged for a repayment period. Although the Company restructured these invoices due to bad debt write offs from its customers and has since restructured its credit control to avoid similar occurrences in the future, as well as in the immediate past since that restructuring with AT&T, there is no assurance that should volume commitments not be honored by the Company that similar restructurings could be arranged in the future.

         RECENT DEVELOPMENTS

         In May 1996, the Company purchased, for $220,000, the stock and assets, including the customer base, of Gulf Communications Services, Inc. ("Gulf"). Gulf has it's own switching equipment which allows it to act as an international call back and call through provider. In addition, Gulf offers pre-paid calling cards access, voice mail and fax broadcast services. The purchase price is payable in installments of $10,000 a month through January 1998.

         On July 22, 1996, the Company acquired all of the issued and outstanding shares of the common stock of Adventures in Telecom, Inc. ("AIT"), a privately held company based in Houston, Texas in consideration of $5,271,230 and an aggregate of 200,000 restricted shares of the Company's common stock (of which 25% are subject to certain holdback provisions for a six month period from the date of closing in connection with certain indemnity provisions in favor of the Company). The AIT acquisition includes in excess of 30,000 long distance customers and estimated current monthly revenues of approximately $1.5 million. See also "OTHER CONSIDERATIONS".

         AIT's customer base consists primarily of small business customers to whom the Company intends to market its long distance, Internet and local access services.

         In anticipation of and in connection with such acquisition, the Company closed upon a $5,521,230 loan transaction with Tel-Save, Inc. (the "Lender" or "TS"), a subsidiary of Tel-Save Holdings, Inc. and a provider of certain telecommunication services to the Company and the Company's end-users and customers. Such aggregate loan amount included approximately $250,000 of funds previously advanced by TS to the Company for unrelated matters.

         The loan agreement between the Company and the Lender and the promissory note pertaining thereto provide, in summary, for the repayment of such loan with interest thereon at the rate of 6.5% per annum with delineated principal and interest payable on a monthly basis, on or prior to July 11, 1997. The Company intends to repay such loan primarily through the collection of receivables as well as through funds which may be derived from public or private financing sources. In connection with such loan transaction, the Company agreed to issue a common stock purchase warrant to TS Investment, Inc., a subsidiary of Tel-Save Holdings, Inc., to purchase 300,000 shares of the Company's common stock at an exercise price of $5.75 per share through July 11, 2001, further subject to certain demand and " piggyback" registration rights. Such loan agreement and related documents also provide, in summary, among other matters,
(i) for the pledge by Gerald M. Dunne, Jr., the Company's President and Chief Executive Officer, of all shares of the Company's common stock owned by him to secure the repayment of such loan, (ii) for the Company's executive officer and directors to enter into a stockholder agreement with the Company and TS restricting the transfer of certain of their respective Company securities until the repayment of the loan in full, (iii) in the event a default, as such phrase is defined in the loan agreement, shall have occurred and be continuing, for the Company and its directors, upon the request of TS, to take all steps necessary and appropriate to cause TS's designees to be appointed to and constitute a majority of the Company's board of directors, and (iv) for the Company to pledge various assets, including all shares of AIT common stock owed by the Company, to TS to secure the repayment of such loan.

         PRODUCTS AND SERVICES

         At present, the products and services offered by the Company include:

                  * AT&A  AT&T SOFTWARE DEFINED NETWORK ("SDN")

                  AT&T's premier virtual network is used by some of their largest corporate clients.

                  * AT&T CUSTOMER SPECIFIC TERM PLAN II AND REVENUE VOLUME
                    PRICING PLAN ("CSTP II" AND "RSVP")

                  Available for AT&T 1-800 incoming services only. Significantly reduced rates with larger volume discounts that only AT&T's largest 800 users receive.

                  * WORLDCOM/LDDS NETWORK PRODUCTS AVAILABLE THROUGH THE COMPANY

                  This contract combines all long distance services from a single vendor with aggressive inter/intra-state as well as international rates, 800 service, a full range of calling card and debit card products and dedicated access, point to point with full technical support. The Company offers other long distance reseller companies billing partitions under this agreement. The customers within this base have already received information on Intralata dialing (toll calls normally billed by the local telephone company) using the Company service.

                  * INTRALATA SERVICE

                  This plan allows Intralata calls to be billed by the Company rather than the local telephone companies. As pre-subscription (the ability to choose an Intralata long distance company) becomes available, the Company will be positioned to convert its existing customers to these services enabling them to initiate their local toll calls in the same manner that a normal long distance call is initiated. This positions the Company to add this service to customers already being billed, potentially increasing the net revenue per account while achieving a higher profit margin per customer since the incremental revenue does not cost as much to produce.

                  * "BUSINESS EXPRESS PLUS" PRIVATE NETWORK SERVICE

                  Business Express service is an alternative carrier service primarily utilizing the Worldcom/LDDS and Tel-Save networks, which offer customers flat rate pricing for both outbound and 800 long distance service where a customer requires enhanced authorization features not available at similar pricing levels. Calling cards are also available.

                  * DEBIT AND CREDIT PREPAID CARDS

                  GLD's travel and debit cards offer low long distance rates through either per unit fees or through monthly billing of the end user client. The cards are utilized in the exact same way as other calling cards and there are no "ease of use" disadvantages versus other calling cards. Besides relatively large savings for out of country and foreign travelers, these cards are now being priced at a level that includes substantial potential utilization by larger corporations, whose executives and sales personnel routinely utilize calling cards. The absence of transaction fees per call as well as lower per minute charges make these cards extremely attractive to both large and smaller users.

                  The Company was the procuring agent in a transaction in which Target Stores markets prepaid calling cards throughout their retail stores. The Target contract has generated approximately $3.5 million of retail sales at April 30, 1996 of which the Company recognized a 5% agency commission of approximately $176,000 through such period. This has provided the Company with a number of opportunities for additional sales to other large retail outlets and service providers, e.g., rental car companies, airlines, travel organizations, associations, restaurant chains, retail store chains, etc. Affinity groups and large service provider retailers can sell these cards in smaller unit sizes to persons utilizing their services. Since the reception by Target store customers has been successful as measured by reorders and by customer satisfaction with the product, the ability of the Company to demonstrate its capability to provide a national mass merchandiser with a large quantity of consistent quality products in a timely fashion has been beneficial to the Company's sales and marketing efforts. Other retail chains and service providers have been able to observe the potential profitability of these products as they relate to their respective organizations.

                  "EZ CALL" is GLD's calling card which is paid for in advance. The cards may also have additional time added to them by using a major credit card. EZ Call limits a customer's liability for stolen, lost, or employee abused cards, since the minutes are preset and added to each card in limited quantities at the direction of the customer. These cards are also being utilized by consumer product companies as promotional giveaways and in fund raising campaigns by schools and other charitable organizations. Of the orders received by the Company through April 30, 1996, approximately one-third of these orders were indirectly related to such promotions.

                  * INTERNET ACCESS

                  This product is the newest and fastest growing to telecommunications providers in general. GLD has packaged a service which includes domain registration and services (e.g., design, placement, advertising), Web sites, monthly access to the Internet for dialup and dedicated usage, and a discounted 800 service to respond and/or reply to the customers' eventual order flow. This package, which is currently offered by the Company to a limited client base while it is under test and development status includes E-mail, Web browser, internet dialer, and search engines, all priced, at this time, as much as 58% below a representative major carrier provider for software and initial access. The bundling of these services represents a "one-stop" arrangement for the small and middle size business user. Since many small businesses do not employ computer/software specialists to serve their systems needs, and are owned or managed by individuals who may not be skilled in the use of the Internet, a "one-stop" approach provides the Company with a simple approach to a steadily expanding demand in the marketplace and is responsive to the practical deficiencies inherent in this market niche.

                  * ENHANCED BILLING/CONSULTING

                  The Company believes that its value added billing capabilities and consulting services for its small and medium size customers helps these businesses manage their telecommunications costs more effectively. The type of services that are in highest demand by the Company's target market include access configuration, billing verification, correction of billing errors, integration of voice, data, and facsimile hardware/peripheral equipment, LAN/WAN (local area network/wide area network) assessment and design, cost justification, relocation of telecommunication equipment, data line and diagnostic analysis, call detail, access/trunk utilization, network trouble resolution, and service order processing. These capabilities are provided within local service coordination and can be interfaced with equipment vendors for add-ons, moves or changes. As GLD adds additional sales and marketing personnel, this portion of its business, and level of service, is expected to continue to grow.

                  * INTERNATIONAL SERVICES

                  The Company has acquired switching facilities that will enable the Company to originate and transmit international traffic worldwide. Currently, the Company's primary marketing focus is in the Caribbean basin, nearby Latin American countries, and Europe. GLD expects to broaden its scope of operations to include offering international switching services to facilities based companies and wholesalers while pursuing acquisitions of companies already serving international markets.

                  Call back service is one of the fastest growing segments of the international sector. Call back service utilizes programming that allows an international caller to effectively originate a call outside the United States, and instantaneously be "switched" by a "call back" feature to a U.S. based line at a much lower rate than would be available in the country of origin. GLD's geographic advantage of being based in South Florida, a "gateway" to the Caribbean Basin and Latin America, is strategically beneficial to customers located in such zones. Although this segment of business currently represents less than 1% of GLD's revenues, the Company believes that its sales force can effectively penetrate these markets at a cost that may be less than some of its competitors. There is a ready labor market in the Broward and

Dade county area of persons fluent in the languages spoken in the countries throughout the Caribbean and Latin America from which the Company may attract new employees.

         EXPANSION OF PRODUCTS AND SERVICES

         As the Company continues to utilize transmission services from several underlying carriers, as well as arranging for feature group access to switches in key high traffic geographical zones, its ability to cross-sell additional services to these same customers potentially enhances its revenue base and profit margins. Debit or calling cards that are prepaid, and Internet access related services which have expanded profits in the past, and may be anticipated to do so in the future. Most small and medium businesses have traveling executives or sales personnel that utilize currently available telephone calling cards, or Internet/E-mail/Voice/Data Access systems. GLD's management believes that the Company has the ability to provide these additional services with the same representative discounts as it provides in long distance services. Although no assurances are given, the Company believes that since these customers are already familiar with GLD, their acceptance of the "bundling" of newly provided but already utilized services may be anticipated to continue.

         The Company receives marketing and advertising advances from its principal carrier; in the past, as its revenues generated through that respective carrier increased, so has its respective allocation of advances increased. Such marketing and advertising advances are not currently part of any agreements or contracts with such carrier, but represent verbal performance allowances for the Company to more rapidly expand its customer base within that carrier's network. These arrangements are usually after the fact and are therefore not directly measurable in their quantitative impact on any specific new account or group of accounts but rather judged by the general increase in the carrier's base of business initiated by the Company. Although there can be no assurance that such advances will continue to be available to the Company in the future, the Company has negotiated favorable marketing advances during the next twelve months. The Company intends to expand its sales force, its telemarketing lead generation capabilities, its international call back marketing, and its direct distribution systems.

         ACQUISITION AND PROCUREMENT OF CUSTOMER BASES

         Management believes that in certain instances, it may be faster and less expensive for the Company to purchase a customer base or acquire a complementary product and distribution channel than it is to develop internally. The Company has already enhanced the profitability of its acquired assets or businesses by applying volume discounts from its carriers to the newly acquired traffic. As acquisitions of customer bases do not generally require significant additional overhead, the profit margin on such acquired traffic tends to be higher which may positively impact upon cash flow. GLD intends to pursue the combination and/or acquisition of appropriate customer bases or facilities based carriers. Although acquisitions of customer bases may result in more favorable discounts to the Company from its major carriers, thereby enhancing and expanding GLD's margins on its pre-combination business, there can be no assurance that this will occur in the future. Should an acquisition or combination prove to be unsuccessful for any reason, it could adversely impact the Company's operating profits, cash flow and operations. See also "PRESENT STATUS" and "RECENT DEVELOPMENTS" above and "OTHER CONSIDERATIONS" herein.

         Prior to October 1995, GLD acted as a reseller of Worldcom/LDDS long distance services for Touchtone Network, Inc. ("Touchtone"). In October 1995, the Company entered into an agreement whereby those customers of Touchtone not carried by the Company were acquired by GLD. This resulted in the Company's ability to lower its costs on the traffic upon which it was already acting as a distributor and introduced approximately 1,000 new small business customers who were routing their calls through Worldcom/LDDS to the Company. At the time of such acquisition, Touchtone revenues were in excess of $100,000 per month. Through expected attrition, the Company has experienced a decrease in monthly revenues from such customer base to approximately $85,000 per month as of April 30, 1996 and as of the date hereof. The Company anticipates that such base of business will continue to decrease over time on a diminishing basis. Such attrition has already been taken into account in the amortization of the customer acquisition costs.

         SALES AND MARKETING

         GLD's sales and marketing to potential accounts is organized by sales and marketing managers. These sales managers are supported by an internal telemarketing group, by direct sales representatives, and by customer service representatives. Direct client meetings are conducted by all of these personnel. A provisioning staff enrolls new subscribers and ensures compliance with client instructions.

         The Company's multiple channels of distribution consist of:

           Direct Sales             Data & Billing Partitions
           Distributors             Joint Ventures
           Agents                   Retail Chain Stores
           Telemarketing Sales      Association and Affinity Groups

         GLD intends to focus its marketing efforts in the following areas:

         1. Cross sell additional services and new products to existing customers (including newly acquired customer bases).
         2.       Market the prepaid and monthly pay calling cards to other
                  retail, corporate, and service outlets nationwide.
         3.       Provide existing and new clients an Internet access package.
         4. Expand international call back services through its newly the acquired switching facilities.

         5. Seek new contracts from the respective membership of various related business, trade and professional associations.
         6.       Provide Intralata service through local network providers.
         7. Expand all new services to the Company's distributors and agents.
         8. Direct sales contact for both in-house and distributor/agency accounts in each major city. Continue a telemarketing effort to arrange appointments.
         9. Expand distributor and agent training in GLD products and services.
         10. Recruit new agents via Internet and USA TODAY ads; Target geographic zones.
         12. Open new sales locations in Tampa, Jacksonville, Richmond, Atlanta, Raleigh-Durham, and Charlotte.

         COMPETITION

         The long distance telecommunications industry is highly competitive and influenced by the introduction of new services by, and the marketing and pricing activities of major industry participants. Since the regulatory climate has favored competition amongst the "Big Four" providers of long distance services (AT&T, Sprint, MCI, Worldcom/LDDS) the industry has experienced significant increases annually in the number of companies that are providing resale, debit card, international call back, data/fax/voice mail, internet, and messaging services. Many of these companies are small businesses and do not individually pose substantial competition to either the "Big Four" or even the next several hundred large sized interexchange carriers or resellers. Many of these businesses are agents or distributors of these interexchange carriers or are master distributors for them, and as such, represent aggregators of "customer based" competition for each small and medium sized business customer. This market is characterized by both a "price driven" and" services-provided driven" environment. Since the majority of resellers are extremely close in pricing for similarly sized volume customer accounts, the ability to attract new customers is often more dependent on factors other than pricing, including but not limited to services provided, timeliness, accuracy, and the ability to resolve problems expeditiously. As such, the quality of the administration of the customers account, and therefore the management aspects of each competitive provider are becoming increasingly important. Since the industry is rapidly consolidating, with mergers and acquisitions amongst medium and small providers being consummated on a daily basis, those competitors that are positioned financially and organizationally to acquire the customer bases of smaller resellers will increasingly outpace the service capabilities and ongoing account maintenance capabilities of smaller competitors. Many of the Company's competitors may have better name recognition, and/or marketing capacity than the Company and have greater personnel and other resources than those currently available to the Company. To the extent that Company indirectly utilizes the AT&T, Worldcom/LDDS, Tel-Save, ICI and other carriers' transmission networks and software engineering capabilities, and as such, there is no technological nor utilization inferiority that is present to a customer of the Company versus that customer's direct access to the same transmission or software for such carriers, these and other competitors may have capacities and resources greater than the Company. Certain competitors have national advertising programs and may be more rapidly expanding their telemarketing and incentive programs than the

Company. Some competitors may have increased storage capacity for on-line data within their information systems.

         As previously discussed herein (see "INDUSTRY EVOLUTION"), the market to whom the Company and other resellers offer their services is not as profitable for the "Big Four" due to their substantially higher cost in servicing such businesses. In the event the "Big Four" were to reverse their current strategy and decide to more directly compete on a price basis with its distributors like the Company, such revised strategy would in all likelihood adversely effect the Company's ability to retain and expand its client base. See also "REGULATION; RECENT LEGISLATION" below.

         New competitors such as cable systems, local exchange carriers, satellite and wireless companies, as well as other long distance telecommunications service companies, have recently announced plans to enter several of the business' in which the Company competes. Such new competitors are either not providing services or have been prevented from providing services either in the Company's core businesses such as long distance resale, or in additional services such as debit cards, internet access, enhance billing features, or international services. The extent to which their competitive impact on the market for telecommunications services cannot currently be determined. To the extent that such entities offer price and service competition, these entities, individually, or as a group, could materially impact on the Company's profit margins.

         REGULATION; RECENT LEGISLATION

         The Federal Communications Commission ("FCC") and various state public utility commissions regulate actions, proposals relating to interstate access and transport, local exchange competition, the interconnection with local telephone companies, licensing, rate and tariff approvals, expansion of company operations, geographic distribution, methods of operation, and otherwise limit the types of services offered by the Company. Although the Company believes that it is in material compliance with all material regulations governing its operations and has obtained or is in the process of obtaining various tariff and license approvals to conduct its business in the states it currently conducts or plans to conduct business, there can be no assurance the Company will continue to comply with applicable laws or regulations or that the Company will continue to comply with applicable Federal Trade Communication regulations. The Company has not been denied licenses in the past in any state but there can be no assurance that the Company would not be denied licenses in any state or jurisdiction in which it may apply for licenses in the future.

         There have been significant regulatory changes in both federal and state regulations and these changes have had significant impact on the actions and abilities of resellers to continue their business. For the most part, FCC regulations require major providers to give access to both long distance and local operations to companies such as GLD. There can be no assurance that regulators will not change their current pro-competition trend and further restrict the ability of resellers to conduct their operations in a profitable manner. Such reversal or modification could be detrimental to the Company and have a material adverse effect upon its operations. Although the Company's profit levels are not regulated by the FCC or the various state utility commissions, such authorities may have the ability to do so in the future, and the extent to which they exercise such rights, could adversely affect the Company.

         A 1984 court decree, which required AT&T to divest its local exchange operations began a litany of corporate expansions in the United States for companies providing direct long distance discounted services. Since then and currently, the FCC and the United States Congress have been committed to allowing for increased competition among the providers of long distance, local access, and wireless/satellite services.

         On February 8, 1996, the President signed the Telecommunications Act, which will introduce more competition to U.S. telecommunications markets. The legislation opens the local services market by requiring local exchange carriers ("LEC" or "Baby Bells") to permit interconnection to their networks. This established LEC obligations with respect to access, resale, number portability, dialing parity, access to rights-of-way, and mutual compensation. The legislation also codifies the LEC's equal access and nondiscrimination obligations and preempts most inconsistent state regulations. The legislation also contains special provisions that eliminate restrictions on the Regional Bell Operating Companies providing long distance services, which means that the Company will face competition for providing long distance services from well-capitalized, well-known companies that prior to this time could not compete in long distance service.

         TECHNOLOGY TRENDS

         The telecommunications industry as a whole has experienced rapid technological change, significant numbers of new product and service capabilities, and alternate carrier mediums. As such, wire based services compete with cellular services which compete with wireless services which compete with satellite services. Although wire based services are currently dominant, and are the type used predominately by the Company, industry and market trends evolving to other mediums of service could adversely affect the Company and could cost the Company additional substantial expense in converting their services from predominately wire-based to other mediums. To the extent that the proliferation of new telecommunications mediums could reduce the demand for the Company's services and products, or may reduce the demand for any specific product in general, such as debit cards, international call-back, or internet access, the Company may be limited in its ability to introduce new products and in effect may be prevented from introducing any new products in the future. Since the cost of introduction of new products and services and the initial cost of marketing is substantial, to the extent that the Company has expended resources to do so and does not realize the revenues and profits from those products and services that it expected, these technological changes could adversely affect the Company's ability to compete and to be profitable in the future.

         BILLING RECONCILIATION

         The invoices that are received each month from the Company's carriers do not, at the time of this Annual Report, reflect the true agreement or contract rates, as applicable, but rather reflect the respective rate within each carriers' software as that respective program has accounted for the Company's call traffic. This rate differential must then be manually adjusted by the Company's and the carriers' accounting departments prior to arriving at an invoice amount that would be further examined for other types of billing inconsistencies or errors. The nature of the software systems currently in use by the company's carriers is not expected to be materially upgraded in the near future and as such, the Company expects to be required to continue to make such manual adjustments for an indefinite period. The Company receives the credit for this rate differential prior to any potential disputes or errors that may result in additional credits to the Company. Although there are no contractual provisions addressing these credits and discrepancies, the availability of this credit as a result of this true rate differential is never a subject of negotiation or offset regarding any other billing disputes, inconsistencies or errors. These discrepancies relate to recurring monthly amounts which are not material in size and different in amount and credit each month. There are no carryovers on such reconciliations since they are resolved on a monthly basis.

         The payable to AT&T (See "Financial Statements 1996 and 1995," page F-10, Note E) that occurred in 1991 was due to such a billing inconsistency. On the system utilized by AT&T at that time, detailed customer billing records could be invoiced at any time for up to two years after incurred. The bills that resulted in the event were for items that were invoiced twelve months subsequent to the billing cycle reflected on the invoices. The Company initiated a complaint regarding this service and practice since many of those customers were out of business or had discontinued service in this area, or were no longer client customers of the Company, or refused to pay an invoice in excess of a year old, and therefore, the ability of the Company to collect such an invoice that was so far in arrears was negatively impacted. AT&T has since modified its procedures and policies to eliminate the recurrence of such discrepancies and the Company has additional personnel and computerized systems in place now that would effectively monitor the potential of such billing inconsistencies. See "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION".

         EMPLOYEES

         As of April 30, 1996, the Company employed 48 persons on a full-time basis, with 29 in sales and marketing, 9 in customer service and provisioning, and 10 in management, administration, finance, technical and information systems. None of the Company's employees is covered by collective bargaining agreements. The Company considers relations with its employees to be good.

         OTHER CONSIDERATIONS

         DEPENDENCE ON THIRD PARTY CARRIERS AND THIRD PARTY OPERATED NETWORK SWITCHING FACILITIES

         The Company does not currently own any network switching facilities and depends upon AT&T, Worldcom/LDDS, Tel-Save and ICI, and to a lesser degree, other facilities based carriers for the actual transmission and switching of customer calls or other services. GLD's ability to continue it's current business and to expand it's customer base and product/service capabilities to that customer base depends, at least in part, on it's ability to continue to receive telecommunications services from facilities based long distance carriers both on favorable terms and with the compatibility with interexchange and local exchange carriers to initiate and terminate service for it's customers.

         The ability of the Company to continue access to switching facilities on favorable terms is material to the Company's ongoing profitability and the continuing expansion of the Company's operating margins. An increase in the rates charged to the Company by these facilities based carriers and/or the discontinuance of the availability of such facilities would at the least cause a significant increase in the Company's expenses for the purpose of switching to other facilities based providers and at the worst could prevent the Company from continuing to service a significant portion of it's customer base. Any increase in the rates charged by third party operated switching companies allows the Company to terminate their agreements with said third party operated switching companies and initiate new service with other third party operated switching companies. Although the Company believes that it has adequate access to switching facilities on terms currently favorable and, as its volume increases, become more favorable, and further believes that it's strong relationships with these switching facilities are well developed based on the Company's performance and credit record with these facilities, there can be no assurance that such relationships will continue, and if discontinued, would adversely affect the Company.

         The Company's carriers cannot increase the rates to the Company without prior notice. In the event of an increase in price, the Company would have the option of terminating its agreement with that carrier. If the Company experienced price increase simultaneously from all its current carriers, the Company would seek to enter into new agreements with other carriers such as MCI, Sprint, Allnet, LCI, and/or one or more of the other long distance carriers currently offering similar service agreements to those in effect to the Company at the date hereof. Although the Company is aware of the rates and terms available to it from such alternative carriers, and believes that it would be able to negotiate comparable rates to those currently available, there is no assurance that such rates would be available at the time that a potential simultaneous rate increase from the Company's current carriers occurred. As such the Company's ability to operate profitably could be adversely effected. See also "PRESENT STATUS -

         DEPENDENCE ON THIRD PARTY CARRIERS AND MINIMUM VOLUME COMMITMENTS".

         In addition, a third party facilities provider could experience a service interruption or equipment failure that would be perceived by the end user customer of the Company to be a failure on the part of the Company to provide adequate service to them, and could adversely affect the Company's ability to continue a relationship with that customer. Although such failures have not been the cause of any customer dissatisfaction since the Company commenced operations, such future interruptions could have an adverse affect on the Company.

         All long distance providers are dependent upon local exchange carriers to originate and terminate their calls. Origination is the process by which a call begins at a customers location and is routed to a long distance provider and network selected to transmit that call. Termination is the process by which the call extends from the interexchange carrier to the call's intended destination. Since the FCC requires both interexchange carriers and local exchange carriers to provide for the resale of the use of their transmission and with access to the origination and termination to calls, respectively, should either or both of these FCC requirements be removed, the Company could be adversely affected.

         INFORMATION SYSTEMS AVAILABLE TO MANAGEMENT

         The Company depends to a large degree upon the call data records that are provided by its facilities based carriers and on its on billing and provisioning capacity. There can be no assurance that accurate information will continue to be consistently provided on a timely basis by the Company's facility based carriers or that the Company's billing capabilities will maintain and expand sufficiently to meet its customers requirements. In both 1995 and 1996, the Company upgraded its billing and customer service systems and as it added new clients and acquired new clients, the Company purchased new hardware and software to expand and improve its systems. There can be no assurance that the Company will continue its profitability so as to provide it with the cash flow necessary to continue to purchase hardware and software necessary to the maintenance and expansion of its own billing and collection systems.

         Management data systems are currently provided by internal programming designed for the Company and to a lesser degree provided by reports generated by the facilities based carriers. Such management information provided by facilities based carriers could be more limited or be discontinued in the future with little notice to the Company, and as such would cause the Company to expend funds to substitute systems to replace these reports. There can be no assurance that the Company will generate sufficient cash flow in the future to accommodate such expenditures at the time when these expenditures are required, and as such, management may be unable to achieve timely information which has been available to it in the past.

         The Company has three different billing cycles. The Tel-Save/AT&T billing cycle starts on the nineteenth of each month and ends on the eighteenth of each month. Worldcom/LDDS is on a monthly billing cycle and Midcom's billing cycle begins on the ninth of each month and ends on the eighth. Bills are received from the underlying carriers approximately ten days after the end of the respective billing cycles. The Company collects all payments from its customers and in the case of those customers utilizing Tel-Save and Midcom agreements, such payments are remitted to lock box accounts.

         Due to billing inconsistencies and/or the methodology of billing by facilities based carriers, there may be amounts owed to the facilities based carriers in a given invoice period that are disputed by the Company (See "BILLING RECONCILIATION") . As such, the Company may be in arrears in some of its payments to a carrier until such disputed amounts are reconciled to the satisfaction of both parties. Although such amounts are under review on a constant basis at both the Company and the facilities based carriers, and the Company has adequately trained, efficient personnel to handle such problem solving, there can be no assurance that the facilities based carriers will continue to carryover the disputed balances in the future as they have done in the past. The ability of the Company to adequately reconcile such differences, as well as the Company's ability to carryover disputed amounts until reconciled, could adversely effect the Company. It is the Company's current policy to pay small disputed amounts and apply for a credit from the carrier during the given invoice period. Should the carrier issue a smaller credit, or no credit, as against that which was disputed by the Company, then the Company's profit margin for that period would be adversely affected.

         To adequately service, in a competitive environment, huge volumes of call data quickly and accurately, GLD must maintain a sophisticated billing and reporting system. Although it has maintained such systems in the past to grow its customer base to its current levels, there can be no assurance that it will be able to maintain such systems in the future, nor that it can remain competitive against other providers of billing services and other resellers for an extended period into the future. As such, its inability to be competitive in providing such billing services could adversely affect the Company.

         DEPENDENCE UPON KEY PERSONNEL

         The success of the Company is dependent in part upon it's ability to attract and retain key management personnel who are in high demand and are often subject to competing employment opportunities. The loss of services of Gerald M. Dunne, Jr., the Company's President and Chief Executive Officer, or turnover in other key areas could adversely affect the Company's business. See "MANAGEMENT".

         MANAGEMENT EXPERIENCE DURING PERIODS OF EXPANSION

         The Company's growth has necessitated upgrading and updating to its accounting, billing, personnel, data information, supervisory, and financial control systems. Such expansion normally requires diligent attendance to ongoing training and, where appropriate, modifying internal controls. The Company's ability to continue to expand its operating margins and to continue its profitability could be adversely effected if its ability to effectively manage the components that have lead to its previously experienced growth is impaired or reduced in any way. There can be no assurance that the Company can continue to effectively assimilate its growth at the rates it has experienced in its immediate past.

         CREDIT CONTROLS

Credit controls for the adding of new customers, as well as the assessment of the quality of customers attained through the acquisition of aggregated customer bases from previously competitive firms, also places a challenge on management as GLD integrates competitors' customer bases into their own rapidly expanding current customer base. The Company is constantly updating and revising its policies as it relates to the extension of credit to its customers including Dunn & Bradstreet credit reports, letters of credit and where credit bureau reports are not indicative of the better credit risks, for personal guarantees. As the Company's customer base grows, the need to continue to improve both the availability and timeliness of its credit controls will continue to place a burden on the Company's management and resources. To the extent that the Company may be unable to continue to keep pace with its expanding customer base, its inability to control credit risks appropriately could adversely affect the Company's ability to operate profitably.

ITEM 2.           PROPERTIES.

         The Company's executive offices are located at 1451 West Cypress Creek Road, Suite 200, Fort Lauderdale, Florida 33309. Such facilities, which occupy approximately 7,980 square feet, are subject to a four year lease expiring in March 2000 with a current monthly rental rate of approximately $8,000 per month, including operating expenses, subject to an approximate 4% adjustment increase on an annual basis.

         CURRENT SALES LOCATIONS

         Fort Lauderdale and Orlando, Fla.

ITEM 3.           LEGAL PROCEEDINGS.

         The Company is not currently a party to any material litigation, and management has no knowledge of any threatened material litigation by or against the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED
                  STOCKHOLDERS MATTERS.

         Since April 1, 1996, the Company's Common Stock has been and is traded on a limited basis on the OTC Bulletin Board, owned and operated by the NASDAQ Stock Market, Inc. under the symbol GLDT. The following table sets forth, for the periods indicated, high and low bid information for the Company Common Stock as reported by the NASDAQ Trading and Market Services Research Department. Such high and low bid information reflects inter-dealer quotations, without retail, mark-up, mark down or commissions any may not represent actual transactions. The Company intends to make application to have its Common Stock approved for quotation on the NASDAQ National Market System at such time as it may meet the listing criteria thereof. There can be no assurance that its Common Stock will be so listed or that the market for the Company's securities will be further developed or otherwise sustained.

                                                     HIGH              LOW
                                                     ----              ---
         Fiscal Year 1996
           Fourth Quarter                            $5.0625           $4.875
         (April 1 - April 30, 1996)

         Fiscal Year 1997
           First Quarter                             $7.50             $3.25

         On August 5, 1996, the high and low bid for the Company's Common Stock was $6.50 and $5.375 respectively, and the last price that the Company's Common Stock traded was $7.25.

         The approximate number of record holders of the Company's Common Stock as of August 5, 1996 is 110.

         The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS

         The Company had gross revenues for its fiscal years ended April 30, 1996, 1995 and 1994 of $12,364,643, $9,538,095 and $7,784,112. The revenue for the fiscal year ended April

30, 1996 reflect an increase of approximately 30% over the preceding period. The Company's revenue increases of $2,826,548 in 1996 and $1,753,983 in 1995 are the result of a continued aggressive marketing program. The Company also began marketing additional services such as Internet access service and international call back service in the second half of 1995, though such services' impact on revenues were nominal through April, 1996.

         Subsequent to the April 30, 1996 fiscal year end, the Company purchased the stock and assets, including the customer base, of Gulf Communications Services, Inc. ("Gulf"). Gulf has its own switching equipment which allows it to act as an international call back and call through provider.

         Also subsequent to the April 30, 1996 fiscal year end, the Company acquired a customer base from Adventures in Telecom, Inc. ("AIT"), consisting of approximately 30,000 long distance customers with estimated current monthly revenues of approximately $1.5 million.

         Cost of sales was 72.9% of sales for the fiscal year ended April 30, 1996 and 73.3% of sales for the fiscal year ended April 30, 1995. There were no significant price changes during fiscal year 1996. However, it is anticipated that prices from the Company's major carrier, Tel-Save, will decrease through the introduction of Tel-Save's own installed switches in five strategic metropolitan centers in the U.S. which are anticipated to be operational in the third quarter of the Company's 1997 fiscal year.

         Selling, general and administrative costs increased in fiscal year 1996 to $2,968,597 from $2,090,197 in fiscal year 1995, representing an increase of $878,400. This increase was due primarily to increases in payroll costs resulting from the employment of additional sales and customer service staff, increased commissions paid to agents and distributors in connection with the Company's receipt of additional revenues, and to a lesser extent, increased amortization costs resulting from the acquisition of new customer bases and an increase in bad debt expense which is related to the Company's corresponding increase in revenues. Selling, general and administrative costs for the twelve months ended April 30, 1996 and April 30, 1995 were 24% and 21.9%, respectively, of net sales. Interest expense for the fiscal years ended April 30, 1996 and 1995 remained at less than 1% of total net sales for each respective period. Income taxes on operations for the fiscal years ended April 30, 1996 and 1995 were 1.4% and at 1.6%, respectively of net sales.

         In connection with a settlement agreement entered into with AT&T in 1994, the Company paid such carrier $165,000 during fiscal year 1995, and $10,000 during the twelve months ended April 30, 1996. The Company is currently negotiating with such carrier to further reduce the approximate $547,500 amount owed to such carrier pursuant to the term of such agreement and believes, although no assurances are given, that it will be successful in reducing the amount owed and renegotiating the payment terms thereof. See also "Results of Operations."

         Net earnings decreased by 26% in the year end 1996 as compared to year end 1995. This resulted in earnings per share of $.10 in fiscal 1996 versus
$.15 in fiscal 1995, a decrease of approximately 33%. This is largely attributable to the increase in selling, general and administrative costs during the fiscal year ended April 30, 1996.

Although no assurances are given, net earnings are anticipated to improve during the fiscal year ended April 30, 1997 due to the post April 30, 1996 acquisition of additional customer bases. See "ITEM 1 DESCRIPTION OF BUSINESS - RECENT DEVELOPMENTS". Such acquisition will not significantly increase staff and operating costs, which should result in overall improved profitability. It is anticipated, that the Company may experience some loss of customers from the customer base acquired in the post April 30, 1996 AIT acquisition. Based upon the Company's prior experience, such attrition rate may be significant during the first year following such acquisition with such attrition rate declining and such customer base stabilizing in subsequent years. Reasons for attrition may be as a result of offers from competitors which attract customers to such competitors' services. The effect of any such attrition will be a decrease in revenues and profitability from such customer base. Such anticipated attrition and the consequence thereof have previously been considered by the Company in connection with the purchase price paid for such customer accounts and in connection with the amortization by the Company of such customer acquisition costs over their useful life.

         The Company's cash flow from operations increased by $568,941 in fiscal 1996 when compared to fiscal 1995. The increase in cash flow from operations is primarily the result of an increase in amortization of customer acquisition costs, a decrease in accounts receivable and an increase in accounts payable to carriers. The Company acquired property and equipment and increased payments to procure customer bases during the 12 months ended April 30, 1996 for a total of $952,398 versus $146,006 in 1995. While the Company has borrowed an aggregate of $100,000 from one of its directors and a third party unaffiliated with the Company pursuant to a promissory note payable in September 1999 for working capital purposes, the Company has financed significantly all of its acquisitions and purchases of property and equipment and deferred offering costs through internally generated funds and from securities issuances for the fiscal year ended April 30, 1996. Subsequent to April 30, 1996, the Company closed upon a $5,521,230 loan from Tel-Save, a provider of certain telecommunication services to the Company and the Company end-users and customers. Such borrowings were principally utilized to fund the acquisition of the AIT customer base. Cash flow of $42,046 was used in financing activities in 1996 as compared to cash flow used in financing activities in 1995 of $188,651. In 1996, option holders who had held their options since 1991, 1993, and 1994 respectively, exercised their options and the Company sold stock which generated $110,000 and made principal payments on debt of $132,822.

         Proceeds from loans totaled $112,159 during the twelve months ended April 30, 1996 and $17,210 during the same period in 1995. Repayment of loans during the twelve months ended April 30, 1996 and 1995 totaled $132,822 and $309,861, respectfully.

         The Company's gross accounts receivable decreased by $377,016 during the year ended April 30, 1996 to $1,559,653 from $1,936,669. A portion of the receivables at April 30, 1996 due from a related party was converted into a note receivables in the amount of $182,050. Accounts receivable net, including such note receivable, were 50.5% of total assets at April 30, 1996, versus 74.0% of total assets at April 30, 1995. The Company's allowance for doubtful accounts was decreased by $210,381 to allow for the approximate 20% decrease in gross accounts receivable, including the note receivable, during the fiscal year ended April 30, 1996 versus April 30, 1995. Accounts payable to carriers increased in 1996 by $481,960 as compared to 1995. Accounts payable to carriers was 57.5% of total liabilities and equity at April 30, 1996 and 52.8% of total liabilities and equity at April 30, 1995. The Company has been able to maintain its level of receivables and at the same time negotiate better payment terms from its carriers. This has resulted in a positive cash flow which has been used to fund acquisitions and deferred offering costs during the last fiscal year. While no assurances are given, it is anticipated that these acquisitions will generate cash flow to help fund further acquisitions and meet current and future debt obligations.

         LIQUIDITY AND CAPITAL RESOURCES

         During the past three years, the Company has experienced rapid growth through both internal and external factors. The acquisition of customer bases has required a substantial amount of working capital, which have been funded primarily by a combination of internally generated funds, bank borrowings, loans from shareholders and vendor financing. This resulted in a negative flow of $44,284 for the fiscal year ended April 30, 1996.

         The Company's primary source of liquidity in the short-term is cash flow from operations, which includes vendor financing. Additionally, in July 1996, the Company converted approximately $567,000 of accounts payable into a note payable to a vendor. Although the note requires monthly payments, it will slow down and slightly reduce the cash payments otherwise required in fiscal 1997.

Vendor financing includes $547,500 payable to a long distance carrier pursuant to the terms of a settlement agreement with such carrier. While conducting ongoing negotiations during the 1996 fiscal year as well as currently, to reduce such amount and modify the payment terms thereof, the Company paid $10,000 of the $410,000 otherwise due and payable pursuant to the terms of such agreement, resulting in a favorable impact on the Company's cash flow during such year.
The Company is cumulatively $425,000 in arrears on this payable and does not have adequate liquidity to pay it off in full if current settlement discussions are not successful in reducing the amount owed or agreeing on a revised payment schedule.

         Subsequent to April 30, 1996 the Company closed upon a $5,521,230 loan transaction with Tel-Save, a provider of certain telecommunication services to the Company and the Company's end-users and customers. Such funds were principally utilized to acquire the AIT customer base, consisting of over 30,000 long distance customers with estimated current monthly revenues of approximately $1.5 million.

         Also subsequent to April 30, 1996, the Company entered into an arrangement with one of it's carriers to convert part of a payable into a short term note payable. The terms of the note include a repayment over nine months ending in June 1997 at an interest rate of 15% per annum secured by the receivables created under the service agreement with such carrier.

         Although no assurances can be given, the Company believes that it can successfully attract the capital required to expand its services, acquire new customer bases and assets, reverse its negative cash flow and liquidate the above-described settlement agreement obligation through internally generated funds and by utilizing either debt or equity from institutional, corporate, or public and/or private marketplace sources.

         Management believes that it's continued growth will be dependent upon the following:

         1. The utilization of multiple channels of distribution to broaden the market penetration of the Company's products and services. The Company intends to supplement its direct sales force to increase it's customer base. Also, by "bundling" it's products and services, the Company can increase its profit margin per customer (See "ITEM 1. BUSINESS - SALES AND MARKETING");

         2. The successful acquisition of companies whose services closely match those of the Company or are synergistic with those services offered by the Company and the successful integration of any such acquisitions;

         3. The achievement of carrier volume commitments, which has the effect of reducing the rates that the Company is required to pay such carriers. In turn, this enables the Company to increase its profit margins, allowing for increased cash flows and the ability to finance new products and services;

         4. The carriers also offer additional volume discounts for additional reduction in rates based on revenue and monthly usage levels. As the Company expands and increases revenues, it is anticipated that these additional pricing incentives and discounts will increase the cash flow and profit margins of the Company.

         While the Company intends to continue to effect all such measures, no assurances are given that such measures will assure the Company's continued growth.

         The Company's call traffic has increased substantially over the last three years and has enabled the Company to negotiate favorable pricing from its major carriers, positioning it to expand its distribution channels, supplementing its direct sales force and "bundling" other products and services to its client base, subsequently increasing its profit margins per customer. Revenue growth has resulted from such "bundling" effect and has contributed to the expansion of profit margins. As the Company has achieved "breakpoints" in its volume commitments to major suppliers, the reduced rates the Company continues to pay from that point forward increased the Company's profit margins allowing for increased cash flow, which further increased the Company's ability to finance new product and service expansion and to internally generate marketing programs to support the new products and services.

         The carriers offer additional volume discounts for additional reduction in rates based on revenue and monthly usage levels. As the Company's revenues have increased, the carriers have provided additional pricing incentives, reductions or other discounts. Each carriers' "breakpoint" (the point at which the Company achieves an additional pricing incentive reduction or discount) will be different and may be customized for the Company based upon multiple factors, including types of services sold, geographical regions of business and revenues contributing to the carriers' enhanced or value added services. See also " ITEM
1. BUSINESS - OTHER CONSIDERATIONS".

         EFFECTS OF INFLATION

         The Company does not believe that inflation has had a significant impact on its operations for the last two fiscal years.

ITEM 7.           FINANCIAL STATEMENTS.

         Audited balance sheets as of April 30, 1996 and 1995, and related statement of earnings, stockholders' equity (deficit) and cash flows for the years then ended are included after Item 12. herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On June 5, 1996, the Company's Board of Directors engaged the accounting firm of Grant Thornton LLP as independent accountants for the Company for 1996, subject to approval of shareholders. The work of the predecessor accounting firm, Timothy M. Hohl Company P.A., was terminated on June 5, 1996.

         During the two most recent fiscal years and the interim periods subsequent to April 30, 1995, there have been no disagreements with Timothy M. Hohl Company P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.
                                       29

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The executive officers and directors of the Company are as follows:


Name                              Age     Position

Mr. Gerald M. Dunne, Jr.          33      President, Chief Executive
                                          Officer, and Director

Andrea A. Morey                   38      Vice President -
                                          Administration and
                                          Corporate Secretary

Edward Harwood                    70      Director

C. Shelton James                  57      Director

Glenn Koach                       41      Director

Calvin Shoemaker                  55      Director

John Tomlinson                    47      Director



         BIOGRAPHIES OF EXECUTIVE OFFICERS AND DIRECTORS

GERALD M. DUNNE JR. has been President and Director of GLD since 1991. Prior thereto and from 1989 to 1991, he was Senior Vice President and Vice President of Sales, respectfully. Mr. Dunne is an active member of the Telecommunications Resellers Association.

ANDREA A. MOREY has been Vice President - Administration since November 1994 and Corporate Secretary since April 1991. She joined GLD in 1989 as an account representative and became Director of Operations in 1991. Prior to her association with GLD, Ms. Morey was Director of Administration of the South Florida law firm of Tew, Jorden & Schulte.

EDWARD HARWOOD has been a Director since September 14, 1995, and is a private investor. For the 19 years prior to 1989, Mr. Harwood held various executive positions with Gould Electronics Corporation, including Vice President of Operations.

C. SHELTON JAMES, a Director since September 14, 1995, and is currently Chairman and Chief Executive Officer of Elcotel, a publicly traded corporation and manufacturer of telecommunications equipment since 1991. Mr. James also serves as a Director of the following public corporations: NAI Technologies, SK Technologies, Harris Computer Systems and CSPI. Mr. James is also the President and Director of Fundamental Management since 1990. From 1980 - 1989, Mr. James served as Executive Vice President of Gould Inc., and as President of its computer systems division.

GLENN KOACH, a Director since September 14, 1995, is currently and since 1984, has been affiliated with Riverside Capital Advisors, an investment company based in South Florida. Mr. Koach also serves as Chairman of the Board of Metro Airlines. Mr. Koach has served as Financial Vice President with the Tribune Company, Director of Financial Analysis for Warner Amex Cable Communications and as a Corporate Financial Analyst for Dun & Bradstreet.

CALVIN SHOEMAKER, a Director since September 14, 1995, is currently President, Director and CEO of SK Technologies, a publicly traded corporation. Prior to 1990, Mr. Shoemaker served as Vice President of Marketing and Sales with Gould Electronics Corporation.

JOHN TOMLINSON has been a Director since November 7, 1995. Mr. Tomlinson is a Certified Public Accountant, has been in private practice since 1990. Prior to 1990, Mr. Tomlinson was the Vice President of Finance for All Metals Service and Warehousing, Inc. Mr. Tomlinson also serves as a director of Gateway American Bank of Florida.

OTHER KEY MANAGEMENT

SAM D. HITNER has been the Company's Financial Controller since August 1995. Prior thereto, and from November 1994 to August 1995, Mr. Hitner was employed with John Tomlinson CPA as a tax consultant. From September 1992 through July 1994, Mr. Hitner was Financial Controller of the sales and marketing division of South Africa Druggists, a public South African based pharmaceutical manufacturer and distributor. Before September 1992, Mr. Hitner was Financial Controller of the sales and marketing division of Protea Electronics, a division of a public South African corporation, which division was involved in the sale and repair of sophisticated electronic equipment. Prior thereto, Mr. Hitner was an audit supervisor with the accounting firm Ernst & Young. Mr. Hitner is qualified as a Chartered Accountant (S.A.).

MICHAEL A. MUELLER has been Vice President of Marketing since 1992. From 1991 to his appointment as Vice President of Marketing, he was GLD's Director of National Sales.

JEFFREY A. ULLMAN has been Vice President of Sales since 1994. From February 1993 through October 1994, Mr. Ullman was GLD's Regional Manager of Sales for the Central Florida division and from April 1992 through February 1993, a GLD Sales Manager. the Orlando office.

JEFFREY J. GRANICK has been Director of Operations since November 1994. Prior thereto and from October 1992 to November 1994, Mr. Granick was employed with the Company in a sales support position. Prior thereto, he was employed for 11 years by Morse Shoe, Fayva Shoe Store Division in sales and management.

"KEYMAN" INSURANCE

         The Company maintains life insurance policies in the face amount of $1,000,000 on Gerald M. Dunne, Jr., its Chief Executive Officer and $250,000 on Andrea A. Morey, its Chief Administrative Officer, respectively. The proceeds of the policies are payable to the Company.

         The current directors hold no other directorships in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, except as disclosed herein.

ITEM 10.          EXECUTIVE COMPENSATION.

The following tables set out all plan and non-plan compensation awarded to, earned by or paid to (1) the Company's Chief Executive Officer and the Company's next three (3) most highly compensated executive officers who received individually a total annual salary and bonus of $100,000 or more and (2) all directors, for all services rendered in any capacity by any such officer or director to the Company or its subsidiaries during the Company's fiscal year ended April 30, 1996.

                           SUMMARY COMPENSATION TABLE

                               ANNUAL COMPENSATION

NAME AND PRINCIPAL                                                  OTHER ANNUAL
POSITION                  YEAR     SALARY           BONUS           COMPENSATION
- ------------------        ----     ------           -----           ------------

Gerald M. Dunne, Jr.      1996     $93,000         $3,134(1)        $38,126(2)
President, and Chief
Executive Officer

All Directors as a        1996     $0.00           $0.00            $0.00
Group(3)

(1) Comprised of subjective and profitability bonuses. The subjective bonus is generally composed of qualitative performance objectives reset by the Board of Directors on an annual basis, and will vary from year to year both in nature and amount to be earned. Fiscal 1996 was the first year for which Mr. Dunne was be eligible for such a bonus feature. The profitability bonus is earned by the attainment of Board of Director prescribed revenues and profits, can be modified on an annual basis both in nature and amount, and is subject to review and modification by the Company's Board of Directors after the fiscal year end.

(2) Comprised of up to $18,000 per annum for reimbursements of automobile expenses and approximately $2,000 per annum for premium payments on the Company's Group HMO Health and Dental policy. No other employee receives automobile reimbursements to this extent although other employees are reimbursed for some automobile related expenses.

(3) Through April 30, 1996, no Board member has received compensation for his role on the Board. John L. Tomlinson, C.P.A., P.A., an accounting firm owned by and managed by Mr. John L. Tomlinson, a director of the Company, received $14,060 in connection with accounting services rendered by such firm to the Company during the 1996 fiscal year. Subsequent to such fiscal year end, the Company's Board of Directors authorized, subject to shareholders' approval, stock options in favor of each non-employee Director in the amount of 20,000 shares of the Company's common stock (100,000 shares in the aggregate) exercisable any time over a two year period from May 21, 1996 at an exercise price of $5.0625 per share.

         EMPLOYMENT AGREEMENTS

         On November 7, 1995, the Company entered into an employment agreement with Gerald M. Dunne, Jr., its President and Chief Executive Officer.

         The following table sets out all cash and non-cash compensation to be paid pursuant to the employment agreement.

       Term                                  3 years
       Annual Compensation                   $104,000
       CPI Adjustments                       No
       Deferred Compensation                 No
       Subjective Bonus                      Up to $25,000
       Profitability Bonus                   Up to $50,000 plus a percentage
       Benefits
       Automobile                            Yes
       Health and Dental Coverage            Yes
       Health/Dental Premium
       Paid by Employee                      None


         AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTIONS/SAR VALUE


                                                     NUMBER OF
                                                     SECURITIES UNDERLYING      VALUE OF UNEXERCISED
                           SHARES           VALUE    UNEXERCISED OPTIONS        IN-THE-MONEY OPTIONS
                           ACQUIRED ON      REALIZED AT APRIL 30, 1996 (#)      AT APRIL 30, 1996 ($)
NAME                       EXERCISE (#)       ($)    EXERCISABLE UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
- ----                       ------------     -------- -------------------------  ---------------------------
Gerald M. Dunne, Jr.       47,635           $0.00    0           0              $0.00         $0.00

         LONG TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE - NONE




         REPORT ON REPRICING OF OPTIONS/SARS - NONE

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (A)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

         The following table sets forth, as of August 5, 1996, the ownership of common stock by persons known to the Company who own beneficially more than 5% of the outstanding shares of the Company's Common Stock:

NAME AND ADDRESS OF                    AMOUNT AND NATURE OF          PERCENT
BENEFICIAL OWNER                       BENEFICIAL OWNERSHIP(1)       OF CLASS(1)
- -------------------                    -----------------------       -----------

Gerry M. Dunne Sr. Trust                      319,373                  14.15%
2502 S.W. Raquet Club Dr.
Palm City, FL. 34990

Dunne, Mr. Gerald M. Jr.                      219,182(2)(3)            10.15%
3201 N.W. 107th Ave.
Coral Springs, FL. 33065

TS Investment, Inc., c/o                      300,000(4)               11.73%
Tel-Save, Inc.
6805 Route 202
New Hope, PA 18938


(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, except as otherwise noted and, unless otherwise indicated, represents shares for which the beneficial owner has sole voting, investment and dispositive powers.

(2)      President, Chief Executive Officer, Director.

(3) See also "ITEM 1. BUSINESS - RECENT DEVELOPMENTS" concerning certain pledge and transfer restrictions relating to shares of the Company's Common Stock owned by the Company's executive officers and directors.

(4) Includes 300,000 shares of Common Stock underlying a warrant exercisable at $5.75 per share through July 11, 2001. See "ITEM 1. BUSINESS - RECENT DEVELOPMENTS".

         (B)      SECURITY OWNERSHIP OF MANAGEMENT.

         The following table sets forth, as of August 5, 1996 the beneficial common stock ownership of all directors, executive officers, and of all directors and officers as group:

NAME AND ADDRESS OF                           AMOUNT AND NATURE OF         PERCENT
BENEFICIAL OWNER             POSITION       BENEFICIAL OWNERSHIP(1)(2)   OF CLASS(1)
- -------------------          --------       --------------------------   -----------
Dunne, Mr. Gerald M. Jr      President,
3201 N.W. 107th Ave.         Chief Execu-
Coral Springs, FL 33065      tive Officer          229,182                   10.15%

James, Mr. C. Shelton
4101 N. Ocean Blvd.
Apt 405D
Boca Raton, FL 33431         Director              104,678                    4.64%

Harwood, Mr. Edward
4100 Galt Ocean Drive
Apt 614
Ft. Lauderdale, FL 33308     Director               77,668                    3.44%

Koach, Mr. Glenn
2320 N.E. 9th Street
Suite 300
Ft. Lauderdale, FL 33304     Director               40,966                    1.81%

Morey, Ms. Andrea
15040 Archervale Street      Vice President,
Davie, FL 33331              Corporate Secretary    34,054                    1.51%

Shoemaker, Mr. C.S.
3060 N.E. 42nd Street
Ft. Lauderdale, FL 33308     Director               19,531                    0.87%

Tomlinson, Mr. John
500 West Cypress Creek Rd.
Suite 455
Fort Lauderdale, FL 33309    Director               53,351(3)                 2.31%

All Officers and Directors
As A Group (7 Persons)                             559,430(3)                24.27%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act, except as otherwise noted and, unless otherwise indicated, represents shares for which the beneficial owner has sole voting, investment and dispositive powers.

(2) See also "ITEM 1. BUSINESS - RECENT DEVELOPMENTS" concerning certain pledge and transfer restrictions relating to shares of the Company's Common Stock owned by the Company's executive officers and directors.

(3) Includes 47,635 shares of Common Stock underlying an option previously granted to Mr. Tomlinson and an unaffiliated third party exercisable at $3.15 per share through September 30, 1997. See also "ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

         (C)      CHANGES IN CONTROL.

         Except as described in this Annual Report, there are no arrangements known to the Company, including any pledge by any person of securities of the Company or of any of its parents, the operation of which may at a subsequent date result in a change in control of the Company. See "ITEM 1. BUSINESS-RECENT DEVELOPMENTS."

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In 1991, the Company, by its then President, Patrick Rickard, entered into a royalty agreement with Gerald M. Dunne, Sr. ("Dunne"), the father of Gerald M. Dunne, Jr., the Company's current President and Chief Executive Officer. In consideration for certain sales and marketing activities to be conducted by Dunne on behalf of the Company, the agreement provides for monthly royalty payments to be paid by the Company to Dunne based upon a sliding scale percentage (from 1% to .4%) of the Company's monthly net revenues. Royalties paid for the years ended April 30, 1996 and 1995 totaled approximately $111,810 and $91,300, respectively. Such agreement provides for the termination thereof at the earlier to occur of the following: (a) the closing of an initial public offering of the Company's Common Stock in excess of $4,000,000; (b) the sale of substantially all of the Company's assets or Common Stock to a third party; (c) the merger of the Company with or into a company of which the common stock is traded on NASDAQ, the American Stock Exchange, Inc., or the New York Stock Exchange, Inc.; (d) the bankruptcy, dissolution, liquidation or termination of the business of the Company; (e) the demise of Dunne; (f) termination by the Company "for cause" as defined therein; or, (g) upon the disposition of all of the Company's Common Stock owned by Dunne.

         During September 1995, Mr. John L. Tomlinson, a Company Director, and an unaffiliated third party loaned the Company $100,000. Such loan is evidenced by a promissory note for such aggregate amount with simple interest payable thereon at the rate of 2% above the prime rate, adjustable semi-annually on March 31 and September 30 of each year. Such promissory note further provides, in general, for the payment of principal and interest in 48 installments, payable monthly. As further inducement for such loan, the Company granted Mr. Tomlinson and such other party an option to acquire 47,635 shares of the Company's Common Stock exercisable at $3.15 per share through September 30, 1997.

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            GROUP LONG DISTANCE, INC.

                             APRIL 30, 1996 AND 1995

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

Board of Directors
Group Long Distance, Inc.

We have audited the accompanying balance sheet of Group Long Distance, Inc. (the "Company") as of April 30, 1996, and the related statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Group Long Distance, Inc. as of April 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Fort Lauderdale, Florida
July 26, 1996

                          TIMOTHY M. HOHL COMPANY P.A.
                          CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
Group Long Distance, Inc.

We have audited the accompanying balance sheet of Group Long Distance, Inc. as of April 30, 1995 and the related statement of income, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Group Long Distance, Inc. as of April 30, 1995 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Timothy M. Hohl Company P.A.
- --------------------------------


TIMOTHY M. HOHL COMPANY P.A.
November 24, 1995


                            GROUP LONG DISTANCE, INC.

                                 BALANCE SHEETS

                                    APRIL 30,

                                     ASSETS
                                                                                       1996           1995
                                                                                   -----------    -----------

Current assets
    Cash                                                                           $    78,767    $   123,051
    Accounts receivable less allowance for doubtful
      accounts of $358,000 and $568,000 at April 30,
      1996 and 1995, respectively                                                    1,201,710      1,368,345
    Note receivable - related party                                                     96,956           --
    Deferred tax assets                                                                147,900        214,000
    Prepaid expenses and other current assets                                           76,638          6,244
                                                                                   -----------    -----------
                                                                                     1,601,971      1,711,640
                                                                                   -----------    -----------

Note receivable - related party, net of current portion                                 85,094           --
Property and equipment net of accumulated depreciation of
  $29,647 and $20,582 at April 30, 1996 and 1995, respectively                          77,276         31,581
Customer acquisition costs, net of accumulated amortization
  of $134,602 and $10,386 at April 30, 1996 and 1995                                   886,917        106,659
Deferred offering costs                                                                 73,478           --
Other assets                                                                            15,675           --
                                                                                   -----------    -----------

              Total assets                                                         $ 2,740,411    $ 1,849,880
                                                                                   ===========    ===========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Line of credit                                                                 $    47,920    $      --
    Accounts payable - trade                                                            76,787         74,385
    Accounts payable - carriers                                                      1,466,931        984,971
    Accrued expenses and other liabilities                                             245,138         90,879
    Current portion of long-term debt                                                  609,811        486,550
    Current portion of long-term debt - related party                                     --           67,083
    Current portion of capital lease obligations                                         6,456           --
                                                                                   -----------    -----------
                                                                                     2,453,043      1,703,868

Long-term debt, net of current portion                                                  83,159        160,000
Capital lease obligations, net of current portion                                       15,568           --
                                                                                   -----------    -----------
              Total liabilities                                                      2,551,770      1,863,868
                                                                                   -----------    -----------

Commitments and contingencies                                                             --             --

Stockholders' equity (deficit)
    Preferred stock, no par value, 2,000,000 shares authorized;
      no shares issued and outstanding                                                    --             --
    Common stock, no par value,  5,000,000 shares authorized;
      2,057,348 and 1,761,900 shares issued and outstanding as of
      April 30, 1996 and 1995, respectively                                               --             --
    Additional paid-in capital                                                         268,364        263,700
    Accumulated deficit                                                                (79,723)      (277,688)
                                                                                   -----------    -----------
              Total stockholders' equity (deficit)                                     188,641        (13,988)
                                                                                   -----------    -----------

              Total liabilities and stockholders' equity deficit                   $ 2,740,411    $ 1,849,880
                                                                                   ===========    ===========

The accompanying notes are an integral part of these statements

                            GROUP LONG DISTANCE, INC.

                             STATEMENTS OF EARNINGS

                          FOR THE YEARS ENDED APRIL 30,

                                                          1996           1995
                                                      -----------     ----------

Sales                                                 $12,364,643     $9,538,095
Cost of sales                                           9,009,131      6,992,817
                                                      -----------     ----------

               Gross profit                             3,355,512      2,545,278

Selling, general and administrative expenses            2,968,597      2,090,197
Interest expense, net                                      19,050         22,177
                                                      -----------     ----------

               Earnings before income taxes               367,865        432,904

Income tax expense                                        169,900        151,000
                                                      -----------     ----------

               Net earnings                           $   197,965     $  281,904
                                                      ===========     ==========

Earnings per common and common

  equivalent share                                    $       .10     $      .15
                                                      ===========     ==========

The accompanying notes are an integral part of these statements.

                            GROUP LONG DISTANCE, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   FOR THE YEARS ENDED APRIL 30, 1996 AND 1995

                                                                            Retained          Total
                              Shares of                      Additional      Earnings     Stockholders'
                               Common         Common          Paid-in      (Accumulated       Equity
                                STOCK          STOCK         CAPITAL         DEFICIT)       (DEFICIT)
                             ----------     ----------      -----------    ------------   -------------

Balance, May 1, 1994          1,755,500      $    --        $ 183,700      $(559,592)     $    (375,892)

Issuance of common stock         32,000           --           17,500           --               17,500

Issuance of common
  stock for exercise of
   stock options                179,500           --           94,500           --               94,500

Common stock
  reacquired and
  retired                       (42,000)          --          (32,000)          --              (32,000)

Net income                         --             --             --          281,904            281,904
                             ----------      ---------      ---------      ---------          ---------

Balance, April 30, 1995       1,925,000           --          263,700       (277,688)           (13,988)

Exercise of options             132,348           --          110,000           --              110,000

Costs of offering                  --             --         (105,336)          --             (105,336)

Net earnings                       --             --             --          197,965            197,965
                             ----------      ---------      ---------      ---------          ---------

Balance, April 30, 1996       2,057,348      $    --        $ 268,364      $ (79,723)         $ 188,641
                             ==========      =========      =========      =========          =========


The accompanying notes are an integral part of this statement.


                            GROUP LONG DISTANCE, INC.

                            STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED APRIL 30,

                                                                     1996           1995
                                                                  ---------      ---------
Cash flows from operating activities
     Net earnings $                                               $ 197,965      $ 281,904
     Adjustments to reconcile net earnings to net cash
       provided by operating activities
         Depreciation and amortization                              133,281         16,070
         Provision for bad debts                                    404,480        301,203
         Changes in assets and liabilities
              Increase in accounts receivable                      (237,845)      (723,413)
              Increase in notes receivable                         (182,050)          --
              Decrease in deferred tax asset                         66,100        146,000
              (Increase) decrease in prepaid expenses and
                other current assets                                (70,394)         3,396
              Increase (decrease) in accounts payable - trade         2,402           (585)
              Increase in accounts payable - carriers               481,960        358,740
              Increase (decrease) in accrued expenses and
                other liabilities                                   154,259         (2,098)
                                                                  ---------      ---------
                  Net cash provided by operating activities         950,158        381,217
                                                                  ---------      ---------

Cash flows from investing activities
     Acquisitions of property and equipment                         (32,249)       (28,961)
     Acquisitions of customer bases                                (904,474)      (117,045)
     Increase in other assets                                       (15,675)          --
                                                                  ---------      ---------
                  Net cash used in investing activities            (952,398)      (146,006)
                                                                  ---------      ---------

Cash flows from financing activities
     Net borrowings under line of credit agreement                   47,920           --
     Proceeds from loan originations                                112,159         17,210
     Principal repayments of long-term debt                        (132,822)      (309,861)
     Principal repayments of capital lease obligations                 (487)          --
     Proceeds from the sale of common stock                         110,000        112,000
     Offering costs incurred                                       (178,814)          --
     Common stock repurchased and retired                              --           (8,000)
                                                                  ---------      ---------
                  Net cash used in financing activities             (42,046)      (188,651)
                                                                  ---------      ---------

Net increase (decrease) in cash                                     (44,284)        46,560

Cash at beginning of year                                           123,051         76,491
                                                                  ---------      ---------

Cash at end of year                                               $  78,767      $ 123,051
                                                                  =========      =========

The accompanying notes are an integral part of these statements.

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

     In November 1995, Group Long Distance (which was originally formed in July
     1990) merged into Second ITC Corporation, the surviving corporation, whose name was changed to Group Long Distance, Inc. The existing stockholders of Group Long Distance retained 94% of the issued and outstanding stock of the merged company. For accounting purposes, the acquisition has been treated as a recapitalization of Group Long Distance with Group Long Distance as the acquired (reverse acquisition), and the financial statements of Group Long Distance are considered to be the financial statements of the Company. Historical stockholders' equity of Group Long Distance prior to the merger has been retroactively restated.

     Group Long Distance, Inc. (the "Company") is a nonfacilities based reseller of long distance telecommunication services. The Company utilizes special network service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as AT&T and Worldcom/LDDS.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     PROPERTY AND EQUIPMENT

     Additions and major renewals to property and equipment are recorded at cost. Maintenance and repairs are charged to expense when incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any resulting gain or loss is reflected in income. The Company provides for depreciation using the straight-line method over an estimated useful life of five years for office equipment, furniture and fixtures and leasehold improvements.

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     CUSTOMER ACQUISITION COSTS

     Customer acquisition costs represent the cost of purchased customer accounts which are amortized over five years utilizing an accelerated method. The Company's amortization method and life are based on estimated attrition rates. Although the Company believes its amortization policy accurately reflects the circumstances, it is reasonably possible that such amortization may need to be increased if customer attrition becomes higher.

     INCOME TAXES

     Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

     EARNINGS PER SHARE

     Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during each year. The total number of such weighted average shares was 2,018,474 and 1,840,250 for the years ended April 30, 1996 and 1995, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

     USE OF ESTIMATES

     In preparing financial statements in conformity generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 1996.

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires that long-lived assets and certain intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement had no impact on the Company's results of operations or financial position upon adoption in May 1996.

     STOCK OPTIONS

     Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In November 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting Statement 123 in May 1996 will be the new disclosure requirement.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

NOTE C - CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the company to concentrations of credit risk consist of accounts and notes receivable which are due from businesses primarily located in the Southeastern United States. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral.

     The majority of the Company's revenues are derived from calls routed through AT&T's switch-based reseller, Tel-Save. Such revenues represented 61% and 67% of total revenues in fiscal 1996 and 1995, respectively

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE D - LINE OF CREDIT

     On December 11, 1995, the Company entered into a $50,000 line of credit agreement with a financial institution. The line of credit matures on August 1, 1996 and bears interest at prime plus 2%. The line of credit is collateralized by all the Company's equipment, machinery, furniture and intangibles and is personally guaranteed by the Company's president. The amount outstanding under the line of credit at April 30, 1996 is $47,920.

NOTE E - LONG-TERM DEBT

     Long-term debt is comprised of the following at April 30, 1996 and 1995:

                                                                                 1996               1995
                                                                             -----------         -----------
         Unsecured non-interest bearing settlement
         payable to AT&T. The Company has been and
         continues to be in arrears under this obligation.
         See also Note L.                                                    $   547,500         $   557,500

         Unsecured promissory note payable to a director of the
         Company and an unaffiliated third party. The note, which
         matures on September 25, 1997, is due in 24 equal monthly
         payments $2,600 and bears interest at prime plus 2%. See
         also Note J.                                                             91,428                  -

         Unsecured non-interest bearing note payable to an
         individual. The note, which matures on April 1, 1997, is
         due in equal monthly principal payments of $1,000.                       11,000              24,000

         Unsecured 18% interest bearing note which is payable in
         monthly installments of $1,000 and matures in fiscal 1998.               25,973              32,093

         18% interest bearing note payable to an individual. The
         note is collateralized by 100,000 shares of the Company's
         common stock.                                                            17,069              32,957

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE E - LONG-TERM DEBT - Continued

                                                           1996       1995
                                                        ---------   ---------

    11% interest bearing notes payable to
    stockholders. The notes were repaid on
    December 31, 1995                                   $   --       $ 67,083
                                                        --------     --------

                                                         692,970      713,633
    Less current portion of long-term debt               609,811      553,633
                                                        --------     --------

                                                        $ 83,159     $160,000
                                                        ========     ========

Principal maturities of long-term debt at April 30, 1996 are as follows:

           Year Ending
             APRIL 30
           -----------

               1997                                     $609,811
               1998                                       38,876
               1999                                       44,283
       2000 and thereafter
                                                        --------

                                                        $692,970
                                                        ========

NOTE F - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" which requires the use of the "liability method" of accounting for income taxes. Accordingly, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities, using statutory federal income tax rates in effect for the year.

     The Company, at April 30, 1996, has an alternative minimum tax credit carryforward for federal income tax purposes of approximately $13,000, which is available to offset future income liabilities.

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE F - INCOME TAXES - Continued

     The provision for income taxes consists of the following:

                                                         1996            1995
                                                       --------        --------

               Current                                 $103,800        $  5,000
               Deferred                                  66,100         146,000
                                                       --------        --------

                                                       $169,900        $151,000
                                                       ========        ========

     The provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 1996 and 1995:

                                                        1996             1995
                                                      ---------       ---------

          Provision for income taxes, at 34%          $ 125,800       $ 147,100
          Increase (decrease) in tax resulting from:
             Amortization                                33,400            --
             Nondeductible items                          7,700           6,000
             Alternative minimum tax credits            (13,000)         (5,000)
             Effect of graduated tax rates               (1,800)        (14,100)
             State taxes, net of federal tax benefit     13,700          17,000
             Other                                        4,100            --
                                                      ---------       ---------

                                                      $ 169,900       $ 151,000
                                                      =========       =========


          Deferred tax assets are comprised of the following at April 30, 1996 and 1995.

                                                        1996             1995
                                                      ---------       ---------

          Allowance for doubtful accounts             $ 134,700       $ 210,405
          Customer acquisition costs                     37,000              -
          Accrued bonus                                  13,200              -
          Alternative minimum tax credits                    -            3,595
                                                      ---------       ---------
                                                        184,900         214,000
              Less valuation allowance                   37,000              -
                                                      ---------       ----------

                                                      $ 147,900       $ 214,000
                                                      =========       =========

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE G - LEASES

     The Company leases various office facilities under noncancellable operating leases which expire at various dates through March 2000. The leases contain renewal options and provide for rental increases by either index or renegotiation. Further, some of the leases require payment of common area maintenance and utilities. Rent expense for the years ended April 30, 1996 and 1995 totaled approximately $74,800 and $73,500.

     Approximate future minimum lease payments applicable to noncancellable operating leases are as follows:

           YEAR ENDING
            APRIL 30
           -----------

               1997                                   $   88,728
               1998                                       91,118
               1999                                       89,096
       2000 and thereafter                                73,266
                                                      ----------

                                                      $  342,208
                                                      ==========


     The Company leases certain equipment under capital lease agreements. The economic substance of these agreements is that the Company is financing the acquisition of assets. The net book value of the equipment leased is $22,511. The following is a schedule of the future minimum annual lease payments due under the leases:

           YEAR ENDING
             APRIL 30
           -----------

               1997                                   $    9,265
               1998                                        9,265
       1999 and thereafter                                 8,494
                                                      ----------

              Total minimum future lease payments         27,024

              Less amounts representing interest           5,000
                                                      ----------

              Present value of future minimum
                lease payments                            22,024

              Less current portion                         6,456
                                                      ----------

                                                      $   15,568
                                                      ==========

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE H - COMMITMENTS AND CONTINGENCIES

     Certain of the Company's resale agreements contain provisions for guaranteed monthly volume and network usage which is the basis for determining volume discounts and other special billing features. If the Company is unable to achieve the guaranteed monthly volume, the agreements provide for reduced volume discounts and various other surcharges.

     In November 1995, the Company entered into an employment contract with an individual who served as the Company's president in a full time capacity for three years. The agreement provides for annual base compensation of $104,000. When the revenue, when annualized, exceeds $20,000,000, the annual base compensation is increased to $130,000 on a per diem basis. The agreement also provides for a revenue and profitability bonus of $50,000 upon the Company's attainment of $550,000 in combined profits. The agreement also provides for other bonuses totaling $25,000 if executive recruiting goals and stock value objectives are met.

     In the normal course of business, the Company is subject to various litigation. In the opinion of management, the ultimate resolution of the litigation will not have a material effect on the financial statements.

NOTE I - RELATED PARTY TRANSACTIONS

     The Company has entered into an agreement with a related party which provides for monthly royalty payments based upon a sliding scale percentage of the Company's monthly net revenues. Royalties paid for the years ended April 30, 1996 and 1995 totaled approximately $111,800 and $91,300. This agreement terminates at the earliest of the following occurrences; (a) the closing of an initial public offering of the Company's common stock in excess of $4,000,000, (b) the sale of substantially all of the Company's assets or common stock to third party, or certain other conditions.

NOTE J - STOCK OPTIONS

     In November 1993, as an inducement to loan the Company $190,000, the Company issued stock options to purchase 90,505 shares of the Company's common stock for $1.05 per share. Options to purchase 80,978 shares of the Company's common stock have been exercised as of April 30 ,1996. The remaining options expire in November 1997.

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE J - STOCK OPTIONS - Continued

     In February 1994, the Company issued stock options to purchase 19,054 shares of common stock for $.53 per share to employees of the Company. None of these options were exercised during the year ended April 30, 1996.

     In February 1994, the Company issued stock options to purchase 47,635 shares of common stock for $.50 per share to an officer of the Company. These options were exercised during the year ended April 30, 1996.

     In September 1995, as an inducement to loan the Company $100,000, the Company issued stock options to a director and an unaffiliated third party to purchase 47,635 shares of the Company's common stock at $3.15 per share. These options expire on September 30, 1997. None of these options were exercised at April 30, 1996. See also Note E.

     At April 30, 1996, there were unexercised options to purchase 76,689 shares of the Company's common stock outstanding (all of which were exercisable) as follows:

                                           OPTIONS              EXERCISE
             DATE OPTIONS GRANTED        OUTSTANDING              PRICE
             --------------------        -----------            --------

             November, 1993                    9,527            $   1.05
             February, 1994                   19,054            $    .53
             September, 1995                  47,635            $   3.15

                                         -----------
                                              76,216
                                         ===========

NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                                   1996                1995
                                                -----------         ----------

          Cash paid during the year
           for interest                         $    21,687         $   37,612
                                                ===========         ==========

          Cash paid during the year
           for taxes                            $     5,000         $    8,312
                                                ===========         ==========

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE K - SUPPLEMENTAL CASH FLOW INFORMATION - Continued

                                                       1996            1995
                                                    ----------      -----------

      Noncash financing activities:
        Purchase of stock                           $       -       $    32,000
        Less:  Debt incurred                                -            24,000
                                                    ----------      -----------

           Cash payments for the purchase
             of stock                               $       -       $     8,000
                                                    ==========      ===========

        Property and equipment acquired
         under capital lease obligations            $   25,511      $        -
                                                    ==========      ===========

NOTE L - SETTLEMENT AGREEMENTS

     In June 1993, the Company executed an agreement with AT&T Company whereby AT&T Company agreed to accept $1,043,000 as full settlement from Group Long Distance for billing disputes between the Companies. The total balance due totaled $1,548,502. Although, the Company has paid down this obligation to $547,500, it is approximately $425,000 in arrears in its payments. The Company is attempting to negotiate a new payment schedule or, alternatively, a lump sum settlement. See also Note E.

NOTE M - EQUITY

     PREFERRED STOCK

     The Company is authorized to issue 1,000,000 shares of preferred stock. The preferred stock, if and when issued, is entitled to receive a noncumulative dividend of $1.00 per share, and no dividends may be paid on the common stock during any fiscal year until such $1.00 per share dividend has been declared to preferred stockholders.

NOTE N - SUBSEQUENT EVENTS

     EMPLOYEE STOCK OPTION PLAN

     In May 1996, the Board of Directors authorized the Company to establish a Qualified Stock Option Plan on behalf of the Company's employees, subject to stockholder approval. The Plan is authorized to grant options for 150,000 shares of common stock to qualifying employees over a five year period.

                                                                     (continued)

                            GROUP LONG DISTANCE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                             APRIL 30, 1996 AND 1995


NOTE N - SUBSEQUENT EVENTS - continued

     DIRECTOR STOCK OPTION PLAN

     In May 1996, the Board of Directors authorized the Company to issue options to purchase 100,000 shares of the Company's common stock to the non-employee Directors of the Company. The options, when granted, will have an exercise price equal to the fair market value at date of grant, and may be exercised at any time over a two year period.

     ACQUISITIONS

     In May 1996, the Company purchased, for $220,000, the stock and assets, including the customer base, of Gulf Communications Service, Inc. ("Gulf"). Gulf has switching equipment which allows it to act as an international call back and call through provider. The purchase price of $220,000 is payable monthly through January 1998.

     In July 1996, the Company entered into a Purchase Agreement and Plan of Exchange with Adventures in Telecom, Inc. ("AIT") whereby the Company purchased 100% of the common stock of AIT. AIT is a nonfacilities based reseller of long distance communication services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of common stock of the Company. To induce a corporation to provide the financing needed to purchase AIT, the Company issued warrants to purchase 300,000 shares of common stock of the Company at $5.75 per share which are exercisable through July 2001 and subject to certain registration rights.

     ACQUISITION FINANCING

     The Company, to finance the AIT acquisition, obtained a note from a corporation in July 1996 for $5,521,230. This note bears interest at 6.5% per annum and matures in July 1997. Included in the face of the note are amounts due to the lending corporation at April 30, 1996 that aggregate $250,000. These amounts are reflected in accounts payable - carrier at April 30, 1996.

     VENDOR FINANCING

     The Company converted approximately $567,000 of accounts payable into a note payable to a vendor. The note requires monthly payments, bears interest at 15%, and comes due in June 1997.

         ITEM 13.          EXHIBITS.

         (A) THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS ANNUAL REPORT:

3.1      Articles of Incorporation                                                                        1

3.2      By-laws                                                                                          1

4        Instruments defining the rights of holders, including indentures (See 3.2; 10.23; 10.24; 10.26)  1; 3

10.1     LDDS MetroMedia Communications Agreement Dated 02/28/94                                          1

10.2     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement dated 03/11/94                                                                         1

10.3     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement dated 06/03/94                                                                         1

10.4     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement dated 11/30/94                                                                         1

10.5     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement and November 30, 1994 Addendum dated 02/15/95                                          1







10.6     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement and Addendums of 3/11/94, 11/30/94 &
         02/15/95 dated 05/09/95                                                                          1

10.7     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement and Addendums of 3/11/94, 11/30/94 &
         02/15/95 dated 05/19/95                                                                          1

10.8     Addendum to 02/28/94 LDDS MetroMedia Communications
         Agreement and Addendums of 3/11/94, 11/30/94,
         2/15/95, 5/20/95 & 5/26/95 dated 7/21/95                                                         1

10.9     GLD Reseller Agency Agreement with ARN                                                           1

10.10    Global Telecom Network & GLD Target Agreement                                                    1

10.11    Gerald M. Dunne, Jr. Employment Agreement dated November 8, 1995                                 1

10.12    Not Applicable

10.13    Gateway American Bank Loan Agreement                                                             1

10.14    Convertible Debenture to John Tomlinson                                                          1

10.15    Tel-Save Carrier Agreement                                                                       1

10.16    UUNet Marketing Agreement                                                                        1

10.17    Touchtone Network, Inc. Reseller Agreement                                                       1

10.18    Purchase Agreement and Plan of Exchange dated July 1996 by and
         between the Company and Adventurer in Telecom, Inc.                                              3

10.19    Release and Settlement Agreement dated June 1993 by and among AIT, the
         Company and Tel-Save, Inc.                                                                       3

10.20    Amendment to Release and Settlement Agreement                                                    3

10.21    Agreement dated as of July 11, 1996 by and between the Company and
         Tel-Save, Inc.                                                                                   3

10.22    Promissory Note dated July 11, 1996 issued by the Company in favor of
         Tel-Save, Inc.                                                                                   3

10.23    Common Stock Purchase Warrant to Purchase 300,000 Shares of Common
         Stock issued by the Company to Tel-Save Holdings, Inc.                                           3

10.24    Stockholders Agreement dated as of July 11, 1996 by and among the
         Company, Tel-Save, Inc., the Company's Directors and a Company Officer                           3

10.25    Pledge Agreement dated as of July 11, 1996 by and between Gerald M.
         Dunne, Jr. and Tel-Save, Inc.                                                                    3

10.26    Registration Rights Agreement dated as of July 11, 1996 by and
         between the Company and TS Investments, Inc. [Tel-Save Holdings, Inc.]                           3

11       Statement re: computation of per share earnings (see page F-8)                                   3

16       Letter on change in certifying accountant                                                        2







19       Reports furnished to security holders                                                            1

19.1     Letter to shareholders dated 9/4/95                                                              1

19.2     Letter to shareholders dated 2/3/95                                                              1

20       Other documents or statements to security holders                                                1

20.1     Plan of Merger                                                                                   1

20.2     Articles of Merger                                                                               1

21       Subsidiaries of the registrant: Gulf Communication Services, Inc., a
                                         Florida corporation
                                         Adventures in Telecom, Inc., a Texas
                                         corporation

1. Incorporated by reference to the Registrant's Form SB-2 Registration Statement, as amended, File No. 33-99998 and to the exhibit of the same number included therein.
2. Incorporated by reference to Form 8-K dated June 10, 1996 filed with the Commission.
3.    Filed herewith.

(B) REPORTS ON FORM 8-K - NONE.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      GROUP LONG DISTANCE, INC.



Date: August 12, 1996                 By: /s/ Gerald M. Dunne, Jr.
                                          ---------------------------------
                                          Gerald M. Dunne, Jr.,
                                          President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gerald M. Dunne, Jr.                  August 12, 1996
- -------------------------------------
Gerald M. Dunne, Jr.
President and Chief Executive Officer


/s/ Edward Harwood                        August 12, 1996
- -------------------------------------
Edward Harwood
Director


/s/ Shelton James                         August 12, 1996
- -------------------------------------
Shelton James
Director


/s/ Glenn Koach                           August 12, 1996
- -------------------------------------
Glenn Koach
Director


/s/ John Tomlinson                        August 12, 1996
- -------------------------------------
John Tomlinson
Director

                                 EXHIBIT INDEX

10.18 Purchase Agreement and Plan of Exchange dated July 1996 by and between the Company and Adventurer in Telecom, Inc.

10.19    Release and Settlement Agreement dated June 1993 by and among AIT, the
         Company and Tel-Save, Inc.

10.20    Amendment to Release and Settlement Agreement

10.21 Agreement dated as of July 11, 1996 by and between the Company and Tel-Save, Inc.

10.22 Promissory Note dated July 11, 1996 issued by the Company in favor of Tel-Save, Inc.

10.23    Common Stock Purchase Warrant to Purchase 300,000 Shares of Common
         Stock issued by the Company to Tel-Save Holdings, Inc.

10.24 Stockholders Agreement dated as of July 11, 1996 by and among the Company, Tel-Save, Inc., the Company's Directors and a Company Officer

10.25    Pledge Agreement dated as of July 11, 1996 by and between Gerald M.
         Dunne, Jr. and Tel-Save, Inc.

10.26 Registration Rights Agreement dated as of July 11, 1996 by and between the Company and TS Investments, Inc. [Tel-Save Holdings, Inc.]

                                       44