Form 10QSB
period 1996-07-31
GROUP LONG DISTANCE INC
filed 1996-09-23
CIK 1004570

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996


                        COMMISSION FILE NUMBER 33- 99998

                            GROUP LONG DISTANCE, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                              65- 0213198
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

          1451 WEST CYPRESS CREEK ROAD, FORT LAUDERDALE, FLORIDA, 33309
                    (Address of principal executive offices)

                                 (954) 771- 9696
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                   Yes X NO__


Common Stock, no par value; 2,257,348 shares outstanding as of September 20, 1996.

Transition Small Business Disclosure Format (check one)
                                    Yes No X

                            GROUP LONG DISTANCE, INC.

                                Table of Content

PART I.  FINANCIAL INFORMATION                                          Page No.

                  Item 1.  Financial Statement
                                    Consolidated Balance Sheets            4
                                    Statement of Earnings                  5
                                    Statement  of  Stockholders Equity     6
                                    Statements of Cash Flows               7
                                    Notes to Financial Statements         8-9


                  Item 2.  Management's Discussion and Analysis
                    or Plan of Operation                                 10-12

PART II.  OTHER INFORMATION

                  Item 1.  Legal Proceedings                              12

                  Item 5.  Other Information                              12

                  Item 6.  Exhibits and Reports on Form 8-K

                                    Reports on Form 8-K                   12

                                    Exhibit 27-Financial Data Schedule    14
SIGNATURES                                                                13

                            GROUP LONG DISTANCE, INC.
                               FINANCIAL STATEMENT
                    FOR THE THREE MONTHS ENDED JULY 31, 1996

                            GROUP LONG DISTANCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                        JULY 31, 1996 AND APRIL 30, 1996

                                     ASSETS

                                                                                  JULY 31         APRIL 30
                                                                                  -------         --------
                                                                                  (Unaudited)
Current assets

Cash                                                                             $  35,804           78,767
Accounts receivable less allowance for doubtful
accounts of $512,000 and $358,000 at July 31
and April 30, 1996 , respectively                                                3,660,402        1,201,710
Note receivable - related party                                                    175,270          182,050
Deferred tax assets                                                                184,895          147,900
Prepaid expenses and other current assets                                          446,640           92,313
                                                                                ----------        ---------

                                                                                 4,503,011        1,702,740
                                                                                ----------        ---------


Property and equipment net of accumulated depreciation of
$49,279 and $29,279 at July 31 and April 30, 1996 , respectively                   349,414           77,276
Customer acquisition costs, net of accumulated amortization
of $493,532 and $134,602 at July 31 and April 30, 1996                           5,908,074          886,917
Deferred offering costs                                                            136,570           73,478
                                                                                ----------         --------


                Total assets                                                   $10,897,069       $2,740,411
                                                                                ==========       ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit                                                                  $   87,836          $47,920
Accounts payable - trade                                                           356,656           76,787
Accounts payable - carriers                                                      1,393,927        1,466,931
Accrued expenses and other liabilities                                             433,680          245,138
Current portion of long-term debt                                                6,747,297          609,811
Capital lease obligations                                                           46,578           22,024
                                                                                ----------       ----------

                                                                                 9,067,974        2,468,611

Long-term debt, net of current portion                                             157,564           83,159


                Total liabilities                                                9,223,538        2,551,770
                                                                                ----------       ----------

Commitments and contingencies                                                          --           --

Stockholders' equity
Preferred stock, no par  value, 1,000,000 shares authorized;
no shares issued and outstanding                                                       --           --
Common stock, no par value, 5,000,000 shares authorized;
2,257,348 and 2,057,348 shares issued and outstanding as of
July 31 and April 30, 1996 , respectively                                              --           --
Additional paid-in capital                                                      1,668,364           268,364
Retained earnings(Accumulated deficit)                                              5,167           (79,723)
                                                                                ---------         ---------

                Total stockholders' equity                                      1,673,531           188,641
                                                                                ---------         ---------

                Total liabilities and stockholders' equity                     $10,897,069       $2,740,411
                                                                               ===========       ==========


The accompanying notes are an integral part of these statements

                            GROUP LONG DISTANCE, INC.

                             STATEMENTS OF EARNINGS

               FOR THE THREE MONTHS ENDED JULY 31 , 1996 AND 1995

                                                   1996              1995
                                                   ----              ----
                                                (Unaudited)


Sales                                            $5,712,188        $3,190,144
Cost of sales                                     4,033,142         2,395,125
                                                  ---------          --------

                   Gross profit                   1,679,046           795,019

Selling, general and administrative expenses      1,470,262           697,248
Interest expense, net                                43,630             2,895
                                                   ---------       ----------

                   Earnings before income taxes     165,154            94,876

Income tax expense                                   80,264            34,000
                                                  -----------          ------

                   Net earnings                     $84,890           $60,876
                                                    =======           =======

Earnings per common and common
  equivalent share                                     $.04              $.03
                                                       ====              ====


The accompanying notes are an integral part of these statements.

                            GROUP LONG DISTANCE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED JULY 31, 1996
                                   (UNAUDITED)

                                                                                    Retained
                                 Shares of                         Additional        Earnings           Total
                                   Common          Common            Paid-in       (Accumulated      Stockholders'
                                    STOCK          STOCK             CAPITAL         DEFICIT)           EQUITY
                                    -----          -----             -------         --------           ------

Balance, April 30, 1996          2,057,348            --           $268,364         $(79,723)           $188,641

Issuance of common stock           200,000            --          1,400,000            --              1,400,000

Net earnings for the period           --              --              --              84,890              84,890
                                      --              --              --              ------          ----------

Balance, July 31, 1996           2,257,348           $--         $1,668,364           $5,167          $1,673,531
                                 =========           ===         ==========           ======          ==========


The accompanying notes are an integral part of this statement.

                            GROUP LONG DISTANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED JULY 31, 1996 AND 1995



                                                                                1996             1995
                                                                                ----             ----
                                                                             (Unaudited)


Cash flows from operating activities
Net earnings                                                                   $84,890           $60,876
Adjustments to reconcile net earnings to net cash
provided by operating activities
           Depreciation and amortization                                       378,561             8,480
           Provision for bad debts                                             184,930            79,000
           Changes in assets and liabilities
                 (Increase) in accounts receivable                          (2,643,622)         (239,414)
                 Decrease in notes receivable                                    6,780              --
                 (Increase) in deferred tax asset                              (36,995)             --
                 (Increase)decrease in prepaid expenses and
                   other current assets                                       (354,327)             (288)
                 Increase in accounts payable - trade                          279,869             7,417
                 Increase(decrease) in accounts payable - carriers             (73,004)          258,429
                 Increase in Notes Payable                                   1,033,346               --
                 Increase in accrued expenses and
                   other liabilities                                           216,071           151,879
                                                                             ----------          -------

                     Net cash provided by operating activities                (927,983)          326,379
                                                                              --------           -------

Cash flows from investing activities
Acquisitions of property and equipment                                        (291,769)           (7,020)
Acquisitions of customer bases                                              (5,387,930)         (163,111)

                     Net cash used in investing activities                  (5,679,699)         (170,131)
                                                                            -----------        ---------

Cash flows from financing activities
Net borrowings under line of credit agreement                                   50,000               --
Proceeds from loan originations                                              5,271,230
Principal repayments of long-term debt                                         (90,444)          (41,932)
Common Stock issued to acquire customer base                                 1,400,000             --
                                                                                                   --
Principal repayments of capital lease obligations                               (2,975)            --
Offering costs incurred                                                        (63,092)            --

                     Net cash provided by financing activities               6,564,719           (41,932)
                                                                             ----------         --------

Net increase (decrease) in cash                                                (42,963)          114,316

Cash at beginning of  period                                                    78,767           123,051
                                                                             ---------           -------

Cash at end of  period                                                         $35,804          $237,367
                                                                             =========          ========


The accompanying notes are an integral part of these statements.

                            GROUP LONG DISTANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Results of operations for the interim periods are not necessarily indicative of the results to be attained for the entire period. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of July 31, 1996 and results of operations and cash flows for the three months ended July 31, 1996 and July 31, 1995. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 ("Form 10-KSB").

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 and 123 regarding impairment of long-lived assets and stock options, respectively. The Company continues to apply the intrinsic value method of APB 25 to value options granted. The adoption of these statements had no impact on the Company's results of operations or financial condition upon adoption.

NOTE 3 - ACQUISITIONS

In July 1996, the Company acquired all the common stock of Adventures in Telecom, Inc. ("AIT"), in exchange for $5,271,230 and 200,000 shares of the Company's common stock valued at $7.00 per share. The acquisition has been accounted for as a purchase, and, accordingly, the operating results since the effective date of the acquisition of AIT have been included in the accompanying Financial Statements. The agreement specified that the Company is entitled to all June billings and related costs for the AIT customer base, so that June 1, 1996 is considered to be the effective date. The AIT customer base includes in excess of 30,000 accounts. In connection with such acquisition the Company obtained a $5,521,230 loan from Tel-Save, Inc.,("Tel-Save") (including approximately $250,000 previously advanced for unrelated matters) which provides telecommunications services to the Company, and such loan is payable in monthly installments of approximately $500,000 plus interest at 6.5% per annum. In connection with the loan, the Company issued a warrant to Tel-Save to purchase 300,000 common shares at an exercise price of $5.75 per share exercisable through July 11, 2001. The excess of cost of the acquisition over the net assets acquired has been allocated to customer acquisition costs which will be amortized over five years.

In May 1996, the Company purchased, for $220,000, the stock and assets, including the customer base, of Gulf Communications Services, Inc. ("Gulf"). Gulf has it's own switching equipment which allows it to act as an international call back and call through provider. In addition, Gulf offers pre-paid calling cards access, voice mail and fax broadcast services. The purchase price is payable in installments of $10,000 a month through January 1998. This acquisition has been recorded as a purchase, and , accordingly, the operating results since the date of acquisition have been included in the accompanying Financial Statements.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


           RESULTS OF OPERATIONS

This report on Form-10QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors included in the Company's registration statement filed in March 1996 and Form 10-K for the fiscal year ended April 30, 1996.

The Company had gross revenues of $5,712,188 for the three months ended July 31, 1996, compared to $3,190,144 for the three months ended July 31, 1995, reflecting an increase of approximately 79%. The increased revenues are a result of the acquisition in July 1996, effective June 1, 1996 of the customer base of over 30,000 customers from Adventurers in Telecom, Inc.,( "AIT").

Cost of sales was 70.6.% of sales for the three months ended July 31, 1996 compared to 75.1% of sales for the three months ended July 31, 1995. There were no significant price changes during the three months ended July 31, 1996. However, it is anticipated that prices from the Company's major carrier, Tel-Save, will decrease through the introduction of Tel-Save's own installed switches in five strategic metropolitan centers in the U.S. which are anticipated to be operational in the third quarter of the Company's current fiscal year, although part of this cost reduction will be "passed through" to the customers. Gross margin for the three months ended July 31, 1996 and 1995 were $1,679,046 and $795,019, respectively representing 29.4 % and 24.9 % of sales of sales for each respective period. The improved gross margins on the acquired AIT customer base are anticipated to further increase the overall gross margin % during fiscal year 1997.

In May 1996, the Company purchased the stock and assets, including the customer base, of Gulf Communications Services, Inc. ("Gulf"). Gulf has its own switching equipment which allows it to act as an international call back and call through provider. It's results of operations for the three month period ended July 31, 1996 are included with those of the Company. Gulf had a net operating loss for the three months ended July 31, 1996 as a result of one time non-recurring set up costs, including consulting fees and management fees. The change in long distance carriers' and a reduction in costs is expected to have an effect on the gross margin, and it is anticipated that Gulf will contribute to the net income of the consolidated Company in the next quarter.


Selling, general and administrative costs increased for the three months ended July 31, 1996 to $1,470,262 from $697,248 in the corresponding period in 1995, representing an increase of $773,014. This increase was due primarily to increased amortization costs resulting from the acquisition of the AIT customer base and to a lesser degree increases in commissions paid to agents and distributors in connection with the AIT customer base and payroll costs resulting from the employment of additional sales and customer service staff to handle the increased business. Selling, general and administrative costs for the three months ended July 31, 1996 and July 31, 1995 were 25.7 % and 21.8%, respectively, of net sales. Interest expense(net) for the three months ended July 31, 1996 increased to $43,360 from $2,895 in the corresponding period in 1995. This increase in interest expenses was a result of the loan from Tel-Save of $5,571,230 which was used to complete the AIT acquisition. Income taxes on operations for the three months ended July 31, 1996 and 1995 were 1.5 % and at 1.1%, respectively, of net sales.

The company has recorded it's tax provision using an estimated annual effective rate of 48.6% compared to the 46.2% effective rate in the 1996 fiscal year. This rate is higher than the statutory rate of 36.7% (which was used for the three months ended July 31, 1995) due to the valuation allowance established for the deferred tax assets relating to the amortization of the customer acquisition costs. The expected valuation allowance for the fiscal year 1997 is 33% of this specific deferred tax asset which is the reduction from the 100% valuation allowance applied in the 1996 fiscal year. The allowance % was reduced in recognition of the company's continuing profitability and the significantly higher revenues to be generated from the AIT customer base. However, there can be no assurances that the Company will continue to expand profitability, or that the attrition on the AIT customer base will not be higher than expected, and therefore the Company has provided a 33% valuation allowance. This allowance will be reviewed upwards or downwards based upon the Company's results of operations during the remainder of the 1997 fiscal year. Such adjustments will cause the Company's effective rate to change from the 48.6% rate provided in the three months ended July 31, 1996.

Earnings per share of $.04 in the three months ended July 31, 1996 versus $.03 for the three months ended July 31, 1995. Net earnings increased by 39 % to $84,890 in the three months ended July 31, 1996 as compared to $60,876 in the corresponding period in 1995. This is largely attributable to the increase in revenues, primarily a result of the acquisition of the AIT customer base.

Although no assurances are given, net earnings are anticipated to improve during the fiscal year 1997 such acquisition has not significantly increased staff and operating costs, which may contribute to overall improved profitability. It is anticipated that the Company may experience some loss of customers from the customer base acquired in the AIT acquisition. Based upon the Company's prior experience, such attrition rate may be significant during the first year following such acquisition with such attrition rate declining and such customer base stabilizing in subsequent years. Reasons for attrition may be as a result of offers from competitors which attract customers to such competitors' services. The effect of any such attrition will be a decrease in revenues and profitability from such customer base. Such anticipated attrition and the consequence thereof have previously been considered by the Company in connection with the purchase price paid for such customer accounts and in connection with the amortization by the Company of such customer acquisition costs over their useful life.

The Company's cash flow from operations reflected a net decrease of $927,983 in the three months ended July 31, 1996 as compared to an increase of $326,379 for the corresponding period in 1995. The decrease in cash flow from operations is primarily the result of an increase in amortization of customer acquisition costs and accounts receivable through the purchase of the AIT customer base. The Company through April 30, 1996 had financed significantly all of its acquisitions and purchases of property and equipment and deferred offering costs through internally generated funds. In July 1996 the Company closed upon a $5,521,230 loan from Tel-Save, a provider of certain telecommunication services to the Company and the Company end-users and customers. Such borrowings were principally utilized to fund the acquisition of the AIT customer base. Cash flow of $6,564,719 was used in financing activities in the three months ended July 31,1996 as compared to cash flow used in financing activities in 1995 of $41,932.

           LIQUIDITY AND CAPITAL RESOURCES

During the past three years, the Company has experienced rapid growth through both internal and external factors. The acquisition of customer bases has required a substantial amount of working capital, which have been funded primarily by a combination of internally generated funds, bank borrowings, loans from shareholders and vendor financing. This resulted in a negative flow of $42,963 for the three months ended July 31, 1996.

The Company's primary source of liquidity in the short-term is cash flow from operations, which includes vendor financing. In July 1996, the Company converted approximately $567,000 of accounts payable into a note payable to a vendor. Although the note requires monthly payments, it will slow down and slightly reduce the cash payments otherwise required in fiscal 1997.

Vendor financing includes $547,500 payable to a long distance carrier pursuant to the terms of a 1994 settlement agreement with such carrier. The Company has been conducting ongoing negotiations during the 1996 fiscal year as well as currently, to reduce such amount and modify the payment terms thereof. The Company is currently in arrears on the full amount of this payable and does not have adequate liquidity to pay it off in full if current settlement discussions are not successful in reducing the amount owed or agreeing on a revised payment schedule.

During July 1996 the Company closed upon a $5,521,230 loan transaction with Tel-Save, a provider of certain telecommunication services to the Company and the Company's end-users and customers. Such funds were principally utilized to acquire the AIT customer base, consisting of over 30,000 long distance customers with estimated current monthly revenues of approximately $1.5 million.

During June 1996, the Company entered into an arrangement with one of it's carriers to convert part of a payable into a short term note payable. The terms of the note include a repayment over nine months ending in June 1997 at an interest rate of 15% per annum secured by the receivables created under the service agreement with such carrier.

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





PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings
                            The Company is not currently a party to any material
                           litigation, and management has no knowledge of any threatened material litigation by or against the Company.


Item 5.  Other Information
                           none


Item 6.  Exhibits and Reports on Form 8K

                           (a) Exhibit 27 - financial Data Schedule

                           (b)Reports on Form 8K
                                            none

                                   SIGNATURES


         Pursuant to the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                       GROUP LONG DISTANCE, INC.


Date: SEPTEMBER 21, 1996                    By:___________________________
      ------------------
                                                   Gerald M. Dunne, Jr.,
                                                   Chief Executive Officer

Date: SEPTEMBER 21, 1996                    By:___________________________
                                                   Sam D. Hitner,
                                                   Financial Controller