Form 10KSB/A
period 1996-04-30
GROUP LONG DISTANCE INC
filed 1996-11-05
CIK 1004570

FORM 10-KSB/A
       (Amendment  No. 1)

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

Yes [ ]    No [X]

GROUP LONG DISTANCE, INC.

Table of Contents
Page No.


PART III.

        Item 13.        Exhibits and Reports on Form 8-K

(a) Exhibit 27-Financial Data Schedule                    5
(b) Reports on Form 8-K
None


SIGNATURES      4

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP LONG DISTANCE, INC.

Date: November 5, 1996  By: /s/ Gerald M. Dunne, Jr.
        Gerald M. Dunne, Jr.,
        President and Chief Executive Officer

FORM EX-27
[ARTICLE]                                       5
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM GROUP LONG DISTANCE, INC. FINANCIAL STATEMENTS ENDED APRIL 30, 1996 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
STATEMENTS.

[PERIOD]   YEAR
[FISCAL-YEAR-END]       APR-30-1996
[PERIOD-END]    APR-30-1996
[CASH]  78,767
[SECURITIES]    0
[RECEIVABLES]   1,559,710
[ALLOWANCES]    (358,000)
[INVENTORY]     0
[CURRENT-ASSETS]        1,601,971
[PP&E]  106,923
[DEPRECIATION]  (29,647)
[TOTAL-ASSETS]  2,740,411
[CURRENT-LIABILITIES]   2,453,043
[BONDS] 0
[PREFERRED-MANDATORY]   0
[PREFERRED]     0
[COMMON]        0
[OTHER-SE]      188,641
[TOTAL-LIABILITY-AND-EQUITY]    2,740,411
[SALES] 0
[TOTAL-REVENUES]        12,364,643
[CGS]   9,009,131
[TOTAL-COSTS]   9,009,131
[OTHER-EXPENSES]        2,603,531
[LOSS-PROVISION]        365,066
[INTEREST-EXPENSE]      19,050
[INCOME-PRETAX] 367,865
[INCOME-TAX]    169,900
[INCOME-CONTINUING]     197,965
[DISCONTINUED]  0
[EXTRAORDINARY] 0
[CHANGES]       0
[NET-INCOME]    197,965
[EPS-PRIMARY]   0.10
[EPS-DILUTED]   0.10