Form 10QSB
period 1996-10-31
GROUP LONG DISTANCE INC
filed 1996-12-16
CIK 1004570

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

                        COMMISSION FILE NUMBER 33- 99998

                            GROUP LONG DISTANCE, INC.
        (Exact name of small business issuer as specified in its charter)

                         FLORIDA                       65- 0213198
               (State or other jurisdiction of       I.R.S. Employer
               incorporation or organization)       Identification No.)

                       1451 WEST CYPRESS CREEK ROAD, SUITE
                         200, FORT LAUDERDALE, FLORIDA,
                           33309 (Address of principal
                               executive offices)

                                 (954) 771- 9696
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X]   No[ ]

Common Stock, no par value; 2,257,348 shares outstanding as of December 13, 1996.

Transition Small Business Disclosure Format (check one)
                                 Yes [ ]  No [X]

                            GROUP LONG DISTANCE, INC.

                                  Form 10-QSB
                       For quarter ended October 31, 1996

                                Table of Content

PART I.  FINANCIAL INFORMATION                                        Page No.

             Item 1.  Financial Statement
                         Consolidated Balance Sheets                    4
                         Statement of Earnings                          5
                         Statement of Stockholders Equity               6
                         Statements of Cash Flows                       7
                         Notes to Financial Statements                8-9

             Item 2.  Management's Discussion and Analysis
                         or Plan of Operation                       10-12

PART II.  OTHER INFORMATION

             Item 1.  Legal Proceedings                                13

             Item 5.  Other Information                                13

             Item 6.  Exhibits and Reports on Form 8-K

                         Reports on Form 8-K                           13

                         Exhibit 27-Financial Data Schedule            15
SIGNATURES                                                             14

                            GROUP LONG DISTANCE, INC.
                               FINANCIAL STATEMENT
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

PART I. FINANCIAL INFORMATION


                            GROUP LONG DISTANCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1996 AND APRIL 30, 1996

                                     ASSETS

                                                                                         OCT 31            APRIL 30
                                                                                         ------            --------

                                                                                         (Unaudited)
Current assets
Cash                                                                                     $188,848             78,767
Accounts receivable less allowance for doubtful
accounts of $683,000 and $358,000 at October 31,1996
and April 30, 1996 , respectively                                                       3,045,312          1,201,710
Note receivable - related party                                                           156,129             96,956
Deferred tax assets                                                                       211,678            147,900
Prepaid expenses and other current assets                                                 759,425             76,638
                                                                                          -------             ------

                                                                                        4,361,392          1,601,971

Note Receivable-related party, net of current portion                                          --             85,094
Property and equipment net of accumulated depreciation of
$71,732 and $29,279 at October 31, 1996 and April 30, 1996 , respectively                 375,215             77,276
Customer acquisition costs, net of accumulated amortization
of $1,001,743 and $134,602 at October 31, 1996 and April 30, 1996                       5,956,789            886,917
Deferred offering costs                                                                   248,550             73,478
Other assets                                                                               53,245             15,675
                                                                                      -----------         ----------

                  Total assets                                                        $10,995,191         $2,740,411
                                                                                      ===========         ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit                                                                           $77,586            $47,920
Accounts payable                                                                       3,086,493          1,543,718
Accrued expenses and other liabilities                                                   481,434            245,138
Current portion of long-term debt                                                      5,592,115            609,811
Current portion of capital lease obligations                                              23,931              6,456
                                                                                     -----------         ----------

                                                                                       9,261,559          2,453,043

Long-term debt, net of current portion                                                    29,163             83,159
Capital lease obligations, net of current portion                                         48,760             15,561
                                                                                     -----------         ----------
                  Total liabilities                                                    9,339,482         $2,551,770
                                                                                     -----------         ----------

Commitments and contingencies                                                                 --                 --

Stockholders' equity
Preferred stock, no par  value, 1,000,000 shares authorized;
no shares issued and outstanding                                                              --                 --
Common stock, no par value, 5,000,000 shares authorized;
2,257,348 and 2,057,348 shares issued and outstanding as of
October 31, 1996 and April 30, 1996 , respectively                                            --                 --
Additional paid-in capital                                                             1,668,364            268,364
Accumulated deficit                                                                     (12,655)           (79,723)
                                                                                     -----------         ----------

                  Total stockholders' equity                                           1,655,709            188,641
                                                                                     -----------         ----------

                  Total liabilities and stockholders' equity                         $10,995,191         $2,740,411
                                                                                     ===========         ==========

The accompanying notes are an integral part of these statements



                            GROUP LONG DISTANCE, INC.

                             STATEMENTS OF EARNINGS

                              FOR THE PERIODS ENDED

                                  (unaudited)

                                                             Six Months Ended                 Three Months Ended
                                                                October 31                        October 31
                                                                   1996              1995            1996             1995
                                                             ----------------     ---------   ------------------  -----------

Sales                                                           11,983,983        6,419,443        6,271,795        3,229,299
Cost of Sales                                                    8,508,949        4,717,852        4,475,807        2,322,727
                                                               -----------      -----------      -----------      -----------

                         Gross Profit                            3,475,034        1,701,591        1,795,988          906,572

Selling, general and administrative expenses                     2,193,421        1,337,692        1,098,449          648,924
Depreciation and amortization                                      905,955          530,665
                                                                                                      20,480           12,000
Interest expense, net                                              201,101          119,875
                                                                                                       5,807            2,912
                                                               -----------      -----------      -----------      -----------

                         Earnings before income taxes              174,557          337,612           46,999          242,736

Income tax expense                                                 107,489          128,600           45,496           94,600

Net earnings                                                   $    67,088      $   209,012      $     1,503      $   148,136
                                                               ===========      ===========      ===========      ===========


Earnings per common and common equivalent share                $      0.03      $      0.11      $      0.00      $      0.08
                                                               ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these statements.



                            GROUP LONG DISTANCE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996
                                   (UNAUDITED)


                                    SHARES OF                        ADDITIONAL                            TOTAL
                                     COMMON           COMMON          PAID-IN         ACCUMULATED        STOCKHOLDERS'
                                      STOCK           STOCK           CAPITAL           DEFICIT             EQUITY
                                  -----------         ------        -----------       -----------        -------------

Balance, April 30, 1996           2,057,348             --          $  268,364         $ (79,723)        $    188,641

Issuance of common stock            200,000             --           1,400,000                --            1,400,000

Net earnings for the period            --               --               --               67,068               67,068
                                  ---------             --          ----------         ---------         ------------

Balance, October 31, 1996         2,257,348           $ --         $1,668,364          $(12,655)         $  1,655,709
                                  =========           ====         ==========          =========         ============

The accompanying notes are an integral part of this statement.



                            GROUP LONG DISTANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                                                                       1996                 1995
                                                                                    ----------            --------
                                                                                              (Unaudited)
Cash flows from operating activities
Net earnings                                                                        $   67,068            $209,012
Adjustments to reconcile net earnings to net cash
provided by operating activities
             Depreciation and amortization                                             905,955              20,480
             Provision for bad debts                                                   356,199            (124,700)
             Changes in assets and liabilities
                   (Increase) in accounts receivable                                (1,728,532)           (119,653)
                   Decrease in notes receivable                                         25,921                  --
                   (Increase) in deferred tax asset                                    (63,778)            (46,800)
                   (Increase) in prepaid expenses and
                     other current assets                                             (282,789)           (116,828)
                   Increase in accounts payable                                      1,138,719             158,150
                   Increase in accrued expenses and
                    other liabilities                                                  236,296             161,437
                        Net cash provided by operating activities                      655,059             141,098
                                                                                   -----------           ---------

Cash flows from investing activities
             Acquisitions of property and equipment                                   (161,753)            (16,931)
             Acquisitions of customer bases                                         (5,517,491)           (154,904)
             Increase in other assets                                                  (37,570)                ----
                        Net cash used in investing activities                       (5,716,814)           (171,835)
                                                                                   -----------           ---------

Cash flows from financing activities
             Net borrowings under line of credit agreement                             100,000                  --
             Proceeds from loan originations                                         5,478,619             100,000
             Principal repayments of long-term debt                                   (216,079)            (63,017)
             Proceeds from sale of  common stock                                            --              35,000
             Principal repayments of capital lease obligations                          (5,380)                 --
             Offering costs incurred                                                  (175,072)            (77,882)
             Principal repayment on line of credit                                     (10,252)               ----
                        Net cash provided by financing activities                    5,171,836              (5,899)
                                                                                   -----------           ---------
Net increase (decrease) in cash                                                        110,081             (36,636)

Cash at beginning of  period                                                            78,767             123,051
                                                                                   -----------           ---------

Cash at end of period                                                              $   188,848           $  86,415
                                                                                   ===========           =========



Noncash investing and financing activity: The Company acquired a customer base partially with common stock with a value of $1,400,000 during the six month period ended October 31, 1996.


The accompanying notes are an integral part of these statements.

                            GROUP LONG DISTANCE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1
The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Results of operations for the interim periods are not necessarily indicative of the results to be attained for the entire period. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of October 31, 1996 and results of operations and cash flows for the six months ended October 31, 1996 and October 31, 1995. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 ("Form 10-KSB").

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2

On May 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 and 123 regarding impairment of long-lived assets and stock options, respectively. The Company continues to apply the intrinsic value method of APB 25 to value options granted to employees. The adoption of these statements had no impact on the Company's results of operations or financial condition upon adoption.

NOTE 3 - ACQUISITIONS

In July 1996, the Company acquired all the common stock of Adventures in Telecom, Inc. ("AIT"), in exchange for $5,271,230 and 200,000 shares of the Company's common stock valued at $7.00 per share. The acquisition has been accounted for as a purchase, and, accordingly, the operating results since the effective date of the acquisition of AIT have been included in the accompanying Financial Statements. The agreement specified that the Company is entitled to all June billings and related costs for the AIT customer base, so that June 1, 1996 is considered to be the effective date. The AIT customer base included in approximately 30,000 accounts. In connection with such acquisition the Company obtained a $5,521,230 loan ("The Acquisition Loan") from Tel-Save, Inc.,("Tel-Save") (including approximately $250,000 previously advanced for unrelated matters) which provides telecommunications services to the Company, and such loan is payable in monthly installments of approximately $500,000 plus interest at 6.5% per annum. In connection with the loan, the Company issued a warrant to Tel-Save to purchase 300,000 common shares at an exercise price of $5.75 per share and a warrant to purchase 50,000 shares of common stock at $5.00 per share, exercisable through July 11, 2001. The excess of cost of the acquisition over the net assets acquired has been allocated to customer acquisition costs which will be amortized over five years.

In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications, Inc. ('Gulf') in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000 (the 'Gulf Acquisition'). Such note is payable in equal monthly installments of $10,000 until February 1, 1998. Gulf operates switching equipment in Fort Lauderdale, Florida, which allows it to act as an international call back and call through provider, and offers prepaid long distance calling cards. This acquisition has been recorded as a purchase, and , accordingly, the operating results since the date of acquisition have been included in the accompanying Financial Statements.

NOTE 3 -SUBSEQUENT EVENTS

Stock Option Plan

The Company's board of directors approved a Stock Option Plan (the 'Plan'). The Plan will be submitted for approval by the shareholders of the Company. The Plan permits the granting of stock options to eligible participants. The Plan permits the granting of both incentive stock options (which are entitled to certain favorable treatment under the Internal Revenue Code of 1986) and nonqualified stock options (i.e., options which are not intended to be incentive stock options). A total of 600,000 shares of Common Stock will be available for issuance. Employees and consultants of the Company and its subsidiaries are eligible to be selected to receive options. The Plan also provides for the automatic grant of stock options to nonemployee members of the Company's Board of Directors. Nonemployee director options will be granted pursuant to an automatic, nondiscretionary formula. Options to purchase an aggregate of 438,000 shares of Common Stock have been granted under the Plan, subject to shareholder approval.

Public Offering

The Board has authorized the filing of a registration statement relating to a public offering of 1,250,000 shares of Common Stock. In addition to the issuance and sale of 1,250,000 shares of Common Stock, up to 187,500 additional shares may be sold by the underwriters pursuant to an over-allotment option.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                              RESULTS OF OPERATIONS

This report on Form-10QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors included in the Company's registration statement filed in December 1996 and Form 10-KSB for the fiscal year ended April 30, 1996.

The Company had gross sales of $11,983,983 for the six months ended October 31, 1996, compared to $6,419,443 for the six months ended October 31, 1995, reflecting an increase of approximately 87%. Gross sales for the three months ended October 31, 1996 and October 31, 1995 were $6,271,795 and $3,229,299, respectively. The increased sales are a result of the acquisition in July 1996, effective June 1, 1996 of the customer base of approximately 30,000 customers from Adventurers in Telecom, Inc.,( "AIT").

Cost of sales was 71.0.% of sales for the six months ended October 31, 1996 compared to 73.5% of sales for the six months ended October 31, 1995. Cost of sales as a percentage of sales for the three months ended October 31, 1996 and October 31, 1995 was 71.4% and 71.9%, respectively. The decrease in cost of sales as a percentage of total sales was primarily attributable to increased operating efficiencies from a larger customer base. Gross margin for the six months ended October 31, 1996 and 1995 were $3,475,034 and $1,701,591, respectively representing 29.0 % and 26.5 % of sales for each respective period. Gross margin as a percentage of sales for the three months ended October 31, 1996 and October 31, 1995 was 28.6% and 28.1%, respectively. The increase in gross profit as a percentage of sales was primarily attributable to increased operating efficiencies from a larger customer base.

Selling, general and administrative costs increased for the six months ended October 31, 1996 to $2,193,421 from $1,337,692 in the corresponding period in 1995, representing an increase of $855,729. This increase in SG&A was due primarily to increases in commissions paid to agents and distributors in connection with the AIT customer base and payroll costs resulting from the employment of additional customer service, collections and provisioning staff to handle the increased business. Selling, general and administrative costs for the six months ended October 31, 1996 and October 31, 1995 were 18.3 % and 20.8%, respectively, of net sales. Selling, general and administrative costs for the three months ended October 31, 1996 and October 31, 1995 were $1,098,449 and $648,924, respectively.

Depreciation and amortization expense was $905,955 for the six months ended October 31, 1996 compared to $20,480 for the six months ended October 31, 1995, an increase of $885,475. As a percentage of total sales, depreciation and amortization was 7.5% for the six months ended October 31, 1996 compared to less than 1% for the six months ended October 31, 1995. Depreciation and amortization expense for the three months ended October 31, 1996 and October 31, 1995 were $530,665 and $12,000, respectively. The increase in depreciation and amortization expense and the increase as a percentage of sales was attributable to the acquisition of the AIT customer base.

Interest expense(net) for the six months ended October 31, 1996 increased to $201,101 from $5,807 in the corresponding period in 1995. This increase in interest expenses was primarily a result of the loan from Tel-Save of $5,571,230 which was used to complete the AIT acquisition.

Income taxes on operations for the six months ended October 31, 1996 and 1995 were 0.9 % and at 2.0%, respectively, of net sales. The company has recorded it's tax provision using an estimated annual effective rate of 61.6% compared to the 36.7% effective rate in the 1995 fiscal year. This rate is higher than the statutory rate of 36.7% (which was used for the six months ended October 31, 1995) due to the valuation allowance established for the deferred tax assets relating to the amortization of the customer acquisition costs. The expected valuation allowance for the fiscal year 1997 is 33% of this specific deferred tax asset which is the reduction from the 100% valuation allowance applied in the 1996 fiscal year. The allowance % was reduced in recognition of the company's continuing profitability and the significantly higher revenues to be generated from the AIT customer base. However, there can be no assurances that the Company will continue to expand profitability, or that the attrition on the AIT customer base will not be higher than expected, and therefore the Company has provided a 33% valuation allowance. This allowance will be reviewed upwards or downwards based upon the Company's results of operations during the remainder of the 1997 fiscal year. Such adjustments will cause the Company's effective rate to change from the 61.6% rate provided in the six months ended October 31, 1996.

Earnings per share were $.03 in the six months ended October 31, 1996 versus $.11 for the six months ended October 31, 1995. Net earnings decreased by 73 % to $67,068 in the six months ended October 31, 1996 as compared to $209,012 in the corresponding period in 1995. This is largely attributable to the increase in depreciation and amortization expense, primarily a result of the acquisition of the AIT customer base. -10-

The Company's cash flow from operations reflected a net increase of $655,059 in the six months ended October 31, 1996 as compared to an increase of $141,098 for the corresponding period in 1995. The increase in cash flow from operations is primarily the result of an increase in amortization of customer acquisition costs and accounts payable through the purchase of the AIT customer base. The Company through April 30, 1996 had financed significantly all of its acquisitions and purchases of property and equipment and deferred offering costs through internally generated funds. In July 1996 the Company closed upon a $5,521,230 loan from Tel-Save, a provider of certain telecommunication services to the Company and the Company end-users and customers. Such borrowings were principally utilized to fund the acquisition of the AIT customer base. Cash flow of $5,171,836 was used in financing activities in the six months ended October 31,1996 as compared to cash flow used in financing activities in 1995 of $71,983. The increase in cash provided by financing activities is primarily attributable to the proceeds of the Acquisition Loan.
At October 31, 1996, the Company had cash of $188,848.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

     At October 31, 1996, the Company had a working capital deficit of $4,900,167, as compared to working capital deficit of $851,072 at April 30, 1996. The decrease in working capital was primarily attributable to the AIT Acquisition.

     In June 1993, the Company entered into a Release and Settlement Agreement with AT&T pursuant to which AT&T agreed to accept $1,200,000 from the Company (which was further reduced to $1,042,500) in full satisfaction of the Company's then outstanding accounts payable to AT&T of $1,548,642. The agreement obligated the Company to pay AT&T in varying monthly installments until April 3, 1995. The Company paid AT&T $165,000 during Fiscal 1995 and $10,000 during Fiscal 1996. The Company is in default under its payment obligations to AT&T and, at October 31, 1996, the Company owed AT&T approximately $548,000.

     In connection with the AIT acquisition in July 1996, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition. At October 31, 1996, approximately $4.8 million was outstanding under the Acquisition Loan. The Acquisition Loan originally required the Company to repay such loan in equal monthly installments of $500,000 through July 1997, with the entire principal amount and interest due and payable upon the consummation of a public offering of the Company's securities. As of December 1996, the loan agreement was amended to provide for $3.5 million to be repaid with a portion of the proceeds of this offering, and for the balance to be payable in equal monthly installments over the six month period following the consummation of this offering, provided that this offering is consummated before January 31,1997. In the event that this offering is not consummated by such date, the loan agreement would revert to its original terms and obligate the Company to pay the difference between the aggregate amount of payments made and the aggregate amount it would have made had it made monthly payments of $500,000 since July 1996 and to continue to make monthly payments of $500,000 through July 1997. The amended loan agreement also amended the Company's services agreement with Tel-Save to provide for an increase in the minimum volume commitment to $3,000,000 per month beginning November 1, 1997, and to require the Company and Tel-Save to enter into a new services agreement by December 31, 1997, which shall incorporate the terms of and supersede the existing services agreement.

     All of the Company's assets (including the capital stock of AIT) are pledged to Tel-Save as collateral for the Acquisition Loan and the Company is prohibited from creating liens or security interests in the Company's assets, which could limit the Company's ability to secure future financing. Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company, has personally pledged all of the Common Stock of the Company owned by him to secure the repayment of the Company's Acquisition Loan. In connection with the Acquisition Loan, the Company issued a five-year warrant to TS Investment, Inc. ('TS'), an affiliate of Tel-Save, to purchase 300,000 shares of Common Stock at an exercise price of $5.75 per share. In connection with the amendment to the loan agreement with Tel-Save, the Company issued a five-year warrant to TS to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share.

     In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ('Gateway') pursuant to which it borrowed $50,000, of which $39,583.35 was outstanding at October 31, 1996. The loan bears interest at the prime rate plus 2% and matures on May 2, 1997. In August 1996, the Company entered into an agreement with Gateway which provides for a line of credit of up to $50,000, of which $38,000 was outstanding at October 31, 1996. The line of credit bears interest at the prime rate plus 1% and matures on August 1, 1997. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company.

     In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Phillip C. Cezeaux, an unaffiliated third-party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2% and principal and interest are payable in equal monthly installments of $2,600 until September 1997. At October 31, 1996, approximately $78,000 was outstanding under such note. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 shares of Common Stock at a price of $3.15 per share. These options expire on September 30, 1997.

     In June 1996, the Company converted certain accounts payable to WorldCom into a promissory note in the principal amount of $566,917 bearing interest a rate of 15% per annum. The promissory note provides for the Company to make equal monthly payments of $51,169 to WorldCom until June 6, 1997. At October 31, 1996, approximately $387,000 was outstanding under such note. In connection with the issuance of such promissory note, the Company entered into an agreement with WorldCom which grants WorldCom a security interest in certain assets of Company, including accounts receivable, customer lists, contractual rights and records relating to a services agreement entered into by the Company and WorldCom in February 1994.

     In July 1996, Global Telecom Network ('GTN'), a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company, converted accounts payable to the Company for long distance services provided into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The outstanding principal amount of and accrued interest on the note is payable monthly and matures on June 15, 1997. Gerald M. Dunne, Sr. has pledged 50,000 shares of the Company's Common Stock owned by him to secure repayment of such promissory note.

     The Company's capital requirements have been and will continue to be significant. The Company is dependent on the proceeds of the forthcoming public offering or other financing to repay $3,500,000 of indebtedness to Tel-Save, fund its cash requirements necessary to finance its anticipated growth in accounts receivable and reduce its working capital deficit. Based on the Company's currently proposed plans and assumptions relating to its operations, the Company believes that the proceeds of this offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months following the offering. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of this offering or projected cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or curtail its expansion activities. There can be no assurance that any such additional financing will be available to the Company on commercially reasonable terms, or at all.

PART II.              OTHER INFORMATION

Item 1.  Legal Proceedings

Nortel, Inc. ('Nortel') and Accutel Communications, Inc. ('Accutel') have filed combined suits against the Company alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply with the payment terms of their contracts. Nortel and Accutel claim that the Company anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,663 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation. The Company believes it was justified in terminating service in accordance with the contracts and intends to vigorously defend its position. However, there can be no assurance as to the possible outcome of this action.

     Between October 1991 and June 1991, the Company borrowed an aggregate of approximately $125,000 from Mr. Harold L. Sutton, a stockholder of the Company. As of April 30, 1996, the Company owed Mr. Sutton approximately $17,069. In connection with such borrowings the Company at various times pledged securities to secure its obligations. The Company and Mr. Sutton currently are in dispute with respect to the ownership of 100,000 shares of Common Stock originally pledged to secure the Company's borrowings from Mr. Sutton. While neither the Company nor Mr. Sutton has commenced legal proceedings in connection with this matter, there can be no assurance as to the outcome of such dispute.

     The Company is from time to time the subject of complaints or litigation in the ordinary course of its business. The Company believes that the lawsuits, claims and other legal matters to which it has become subject are not material to the Company's financial condition or results of operations, but an existing or future lawsuit or claim resulting in an adverse decision against the Company could have a material adverse effect on the Company's financial condition and results of operations.


Item 5.  Other Information
none

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibit 27 - Financial Data Schedule

         (b)Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GROUP LONG DISTANCE, INC.

Date: DECEMBER 16, 1996                       By: /s/ Gerald M. Dunne, Jr.
                                                  -----------------------------

                                                  Gerald M. Dunne, Jr.,
                                                  Chief Executive Officer

Date: DECEMBER 16, 1996                       By: /s/ Sam D. Hitner
                                                  -----------------------------
                                                  Sam D. Hitner,
                                                  Financial Controller