Form 10QSB/A
period 1996-10-31
GROUP LONG DISTANCE INC
filed 1996-12-17
CIK 1004570

FORM 10-QSB/A

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

                     1451 WEST CYPRESS CREEK ROAD, SUITE 200
                         FORT LAUDERDALE, FLORIDA, 33309
                    (Address of principal executive offices)

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

                            GROUP LONG DISTANCE, INC.

                                  Form 10-QSB/A
                       For quarter ended October 31, 1996

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

                            GROUP LONG DISTANCE, INC.
                               FINANCIAL STATEMENT
                    FOR THE SIX MONTHS ENDED OCTOBER 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statement


                            GROUP LONG DISTANCE, INC.

                           CONSOLIDATED BALANCE SHEETS
                       OCTOBER 31, 1996 AND APRIL 30, 1996

                                     ASSETS

                                                                                         OCT 31            APRIL 30
                                                                                         ------            --------

                                                                                         (Unaudited)
Current assets
Cash                                                                                     $188,848             78,767
Accounts receivable less allowance for doubtful
accounts of $683,000 and $358,000 at October 31,1996
and April 30, 1996 , respectively                                                       3,045,312          1,201,710
Note receivable - related party                                                           156,129             96,956
Deferred tax assets                                                                       211,678            147,900
Prepaid expenses and other current assets                                                 759,425             76,638
                                                                                          -------             ------

                                                                                        4,361,392          1,601,971

Note Receivable-related party, net of current portion                                          --             85,094
Property and equipment net of accumulated depreciation of
$71,732 and $29,279 at October 31, 1996 and April 30, 1996 , respectively                 375,215             77,276
Customer acquisition costs, net of accumulated amortization
of $1,001,743 and $134,602 at October 31, 1996 and April 30, 1996                       5,956,789            886,917
Deferred offering costs                                                                   248,550             73,478
Other assets                                                                               53,245             15,675
                                                                                      -----------         ----------

                  Total assets                                                        $10,995,191         $2,740,411
                                                                                      ===========         ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Line of credit                                                                           $77,586            $47,920
Accounts payable                                                                       3,086,493          1,543,718
Accrued expenses and other liabilities                                                   481,434            245,138
Current portion of long-term debt                                                      5,592,115            609,811
Current portion of capital lease obligations                                              23,931              6,456
                                                                                     -----------         ----------

                                                                                       9,261,559          2,453,043

Long-term debt, net of current portion                                                    29,163             83,159
Capital lease obligations, net of current portion                                         48,760             15,568
                                                                                     -----------         ----------
                  Total liabilities                                                    9,339,482         $2,551,770
                                                                                     -----------         ----------

Commitments and contingencies                                                                 --                 --

Stockholders' equity
Preferred stock, no par  value, 1,000,000 shares authorized;
no shares issued and outstanding                                                              --                 --
Common stock, no par value, 5,000,000 shares authorized;
2,257,348 and 2,057,348 shares issued and outstanding as of
October 31, 1996 and April 30, 1996 , respectively                                            --                 --
Additional paid-in capital                                                             1,668,364            268,364
Accumulated deficit                                                                     (12,655)           (79,723)
                                                                                     -----------         ----------

                  Total stockholders' equity                                           1,655,709            188,641
                                                                                     -----------         ----------

                  Total liabilities and stockholders' equity                         $10,995,191         $2,740,411
                                                                                     ===========         ==========

The accompanying notes are an integral part of these statements



                            GROUP LONG DISTANCE, INC.

                             STATEMENTS OF EARNINGS

                              FOR THE PERIODS ENDED

                                  (unaudited)

                                                             Six Months Ended                 Three Months Ended
                                                                October 31,                       October 31,
                                                                   1996              1995            1996             1995
                                                             ----------------     ---------   ------------------  -----------

Sales                                                           11,983,983        6,419,443        6,271,795        3,229,299
Cost of Sales                                                    8,508,949        4,717,852        4,475,807        2,322,727
                                                               -----------      -----------      -----------      -----------

                         Gross Profit                            3,475,034        1,701,591        1,795,988          906,572

Selling, general and administrative expenses                     2,193,421        1,337,692        1,098,449          648,924
Depreciation and amortization                                      905,955           20,480          530,665           12,000
Interest expense, net                                              201,101            5,807          119,875            2,912
                                                               -----------      -----------      -----------      -----------

                         Earnings before income taxes              174,557          337,612           46,999          242,736

Income tax expense                                                 107,489          128,600           45,496           94,600

Net earnings                                                   $    67,068      $   209,012      $     1,503      $   148,136
                                                               ===========      ===========      ===========      ===========


Earnings per common and common equivalent share                $      0.03      $      0.11      $      0.00      $      0.08
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



                            GROUP LONG DISTANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED OCTOBER 31, 1996 AND 1995

                                                                                       1996                 1995
                                                                                    ----------            --------
                                                                                              (Unaudited)
Cash flows from operating activities
Net earnings                                                                        $   67,068            $209,012
Adjustments to reconcile net earnings to net cash
provided by operating activities
             Depreciation and amortization                                             905,955              20,480
             Provision for bad debts                                                   356,199            (124,700)
             Changes in assets and liabilities
                   (Increase) in accounts receivable                                (1,728,532)           (119,653)
                   Decrease in notes receivable                                         25,921                  --
                   (Increase) in deferred tax asset                                    (63,778)            (46,800)
                   (Increase) in prepaid expenses and
                     other current assets                                             (282,789)           (116,828)
                   Increase in accounts payable                                      1,138,719             158,150
                   Increase in accrued expenses and
                    other liabilities                                                  236,296             161,437
                        Net cash provided by operating activities                      655,059             141,098
                                                                                   -----------           ---------

Cash flows from investing activities
             Acquisitions of property and equipment                                   (161,753)            (16,931)
             Acquisitions of customer bases                                         (5,517,491)           (154,904)
             Increase in other assets                                                  (37,570)                ----
                        Net cash used in investing activities                       (5,716,814)           (171,835)
                                                                                   -----------           ---------

Cash flows from financing activities
             Net borrowings under line of credit agreement                             100,000                  --
             Proceeds from loan originations                                         5,478,619             100,000
             Principal repayments of long-term debt                                   (216,079)            (63,017)
             Proceeds from sale of  common stock                                            --              35,000
             Principal repayments of capital lease obligations                          (5,380)                 --
             Offering costs incurred                                                  (175,072)            (77,882)
             Principal repayment on line of credit                                     (10,252)               ----
                        Net cash (used in) provided by financing activities          5,171,836              (5,899)
                                                                                   -----------           ---------
Net increase (decrease) in cash                                                        110,081             (36,636)

Cash at beginning of  period                                                            78,767             123,051
                                                                                   -----------           ---------

Cash at end of period                                                              $   188,848           $  86,415
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

NOTE 3 - ACQUISITIONS

In July 1996, the Company acquired all the common stock of Adventures in Telecom, Inc. ("AIT"), in exchange for $5,271,230 and 200,000 shares of the Company's common stock valued at $7.00 per share. The acquisition has been accounted for as a purchase, and, accordingly, the operating results since the effective date of the acquisition of AIT have been included in the accompanying Financial Statements. The agreement specified that the Company is entitled to all June billings and related costs for the AIT customer base, so that June 1, 1996 is considered to be the effective date. The AIT customer base included approximately 30,000 accounts. In connection with such acquisition the Company obtained a $5,521,230 loan ("The Acquisition Loan") from Tel-Save, Inc.,("Tel-Save") (including approximately $250,000 previously advanced for unrelated matters) which provides telecommunications services to the Company, and such loan is payable in monthly installments of approximately $500,000 plus interest at 6.5% per annum. In connection with the loan, the Company issued a warrant to Tel-Save to purchase 300,000 common shares at an exercise price of $5.75 per share and a warrant to purchase 50,000 shares of common stock at $5.00 per share, exercisable through July 11, 2001. The excess of cost of the acquisition over the net assets acquired has been allocated to customer acquisition costs which will be amortized over five years.

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

Income taxes on operations for the six months ended October 31, 1996 and 1995 were 0.9 % and at 2.0%, respectively, of net sales. The company has recorded it's tax provision using an estimated annual effective rate of 61.6% compared to the 36.7% effective rate in the 1995 fiscal year. This rate is higher than the statutory rate of 36.7% (which was used for the six months ended October 31, 1995) due to the valuation allowance established for the deferred tax assets relating to the amortization of the customer acquisition costs. The expected valuation allowance for the fiscal year 1997 is 33% of this specific deferred tax asset which is the reduction from the 50% valuation allowance applied in the 1996 fiscal year. The allowance % was reduced in recognition of the company's continuing profitability and the significantly higher revenues to be generated from the AIT customer base. However, there can be no assurances that the Company will continue to expand profitability, or that the attrition on the AIT customer base will not be higher than expected, and therefore the Company has provided a 33% valuation allowance. This allowance will be reviewed upwards or downwards based upon the Company's results of operations during the remainder of the 1997 fiscal year. Such adjustments will cause the Company's effective rate to change from the 61.6% rate provided in the six months ended October 31, 1996.

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

The Company's cash flow from operations reflected a net increase of $655,059 in the six months ended October 31, 1996 as compared to an increase of $141,098 for the corresponding period in 1995. The increase in cash flow from operations is primarily the result of an increase in amortization of customer acquisition costs and accounts payable through the purchase of the AIT customer base. The Company through April 30, 1996 had financed significantly all of its acquisitions and purchases of property and equipment and deferred offering costs through internally generated funds. In July 1996 the Company closed upon a $5,521,230 loan from Tel-Save, a provider of certain telecommunication services to the Company and the Company end-users and customers. Such borrowings were principally utilized to fund the acquisition of the AIT customer base. Cash flow of $5,171,836 was provided by financing activities in the six months ended October 31,1996 as compared to cash flow used in financing activities in 1995 of $5,899. The increase in cash provided by financing activities is primarily attributable to the proceeds of the Acquisition Loan. At October 31, 1996, the Company had cash of $188,848.

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

                            GROUP LONG DISTANCE, INC.

Date: DECEMBER 17, 1996                       By: /s/ Gerald M. Dunne, Jr.
                                                  -----------------------------

                                                  Gerald M. Dunne, Jr.,
                                                  Chief Executive Officer