Form 10QSB/A
period 1996-07-31
GROUP LONG DISTANCE INC
filed 1996-12-19
CIK 1004570

                                                 COMMISSION FILE NUMBER 33-99998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

          /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                                 FORM 10-QSB/A

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1996

                            ------------------------

                           GROUP LONG DISTANCE, INC.
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            FLORIDA                                            65-0213198
(STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                            IDENTIFICATION NO.)

                            ------------------------

                    1451 WEST CYPRESS CREEK ROAD SUITE 200
                         FORT LAUDERDALE, FLORIDA 33309
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                 (954) 771-9696
                          (ISSUER'S TELEPHONE NUMBER)

                            ------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.   Yes /x/   No / /

     As of July 31, 1996, the Registrant had 2,257,348 shares of Common Stock, no par value.

     Transition Small Business Disclosure Format (check one)   Yes / /   No /x/

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           GROUP LONG DISTANCE, INC.
                               TABLE OF CONTENTS

                                                                                  PAGE NO.
                                                                                  --------
PART I. FINANCIAL INFORMATION...................................................      3
     Item 1.  Financial Statement...............................................      3
               Consolidated Balance Sheets......................................      4
               Statement of Earnings............................................      5
               Statement of Stockholders' Equity................................      6
               Statement of Cash Flows..........................................      7
               Notes to Financial Statements....................................     8-9
     Item 2.  Management's Discussion and Analysis or Plan of Operation.........    10-12

PART II.  OTHER INFORMATION.....................................................     12
     Item 1.  Legal Proceedings.................................................     12
     Item 5.  Other Information.................................................     12
     Item 6.  Exhibits and Reports on Form 8-K
               Reports on Form 8-K..............................................     12
               Exhibit 27--Financial Data Schedule..............................     14

SIGNATURES......................................................................     13

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statement

                           GROUP LONG DISTANCE, INC.
                                 BALANCE SHEETS

                                                                                         JULY 31,      APRIL 30,
                                                                                           1996          1996
                                                                                        ----------    -----------
                                                                                        (UNAUDITED)
                                       ASSETS

Current assets
  Cash...............................................................................    $    35,804   $   78,767
  Accounts receivable less allowance for doubtful accounts of $512,000 and $358,000
    at July 31, 1996 and at April 30, 1996, respectively.............................      2,960,402    1,201,710
  Note receivable--related party.....................................................        125,739       96,956
  Deferred tax assets................................................................        176,291      147,900
  Prepaid expenses and other current assets..........................................        443,840       76,638
                                                                                        ------------   ----------
                                                                                           3,742,076    1,601,971
                                                                                        ------------   ----------
Note receivable--related party, net of current portion...............................         49,531       85,094
Property and equipment net of accumulated depreciation of $49,279 and $29,647
  at July 31, 1996 and April 30, 1996, respectively..................................        349,414       77,276
Customer acquisition costs, net of accumulated amortization of $493,532 and $134,602
  at July 31, 1996 and April 30, 1996, respectively .................................      6,570,478      886,917
Deferred offering costs..............................................................        136,570       73,478
Other assets.........................................................................          2,800       15,675
                                                                                        ------------   ----------
     Total assets....................................................................    $10,850,869   $2,740,411
                                                                                        ------------   ----------
                                                                                        ------------   ----------
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
  Line of credit.....................................................................    $    87,836   $   47,920
  Accounts payable...................................................................      1,750,583    1,543,718
  Accrued expenses and other liabilities.............................................        430,566      245,138
  Current portion of long-term debt..................................................      6,723,536      609,811
  Current portion of long-term debt--related party...................................             --           --
  Current portion of capital lease obligations.......................................         14,989        6,456
                                                                                        ------------   ----------
                                                                                           9,007,510    2,453,043
Long-term debt, net of current portion...............................................        157,564       83,159
Capital lease obligations, net of current portion....................................         31,589       15,568
                                                                                        ------------   ----------

     Total liabilities...............................................................    $ 9,196,663   $2,551,770
                                                                                        ------------   ----------
                                                                                        ------------   ----------
Commitments and contingencies........................................................   $         --   $       --
Stockholders' equity (deficit)
  Preferred stock, no par value, 1,000,000 shares authorized;
     no shares issued and outstanding................................................             --           --
  Common stock, no par value, 5,000,000 shares authorized; 2,257,348 and 2,057,348 shares issued and outstanding, as of July 31, 1996 and April 30, 1996,
     respectively....................................................................             --           --
  Additional paid-in capital.........................................................      1,668,364      268,364
  Accumulated deficit................................................................        (14,158)     (79,723)
                                                                                        ------------   ----------
     Total stockholders' equity (deficit)............................................      1,654,206      188,641
                                                                                        ------------   ----------
     Total liabilities and stockholders' equity......................................    $10,850,869   $2,740,411
                                                                                        ------------   ----------
                                                                                        ------------   ----------


        The accompanying notes are an integral part of these statements.


                           GROUP LONG DISTANCE, INC.
                            STATEMENTS OF OPERATIONS


                                                                                             THREE MONTHS ENDED
                                                                                                  JULY 31,
                                                                                           -----------------------
                                                                                              1996         1995
                                                                                           ----------   ----------
                                                                                                 (UNAUDITED)
Sales....................................................................................  $5,712,188   $3,190,144
Cost of sales............................................................................   4,033,142    2,395,125
                                                                                           ----------   ----------
  Gross profit...........................................................................   1,679,046      795,019
Selling, general and administrative expenses.............................................   1,094,972      688,768
Depreciation and amortization............................................................     375,290        8,480
Interest expense, net....................................................................      81,226        2,895
                                                                                           ----------   ----------
  Earnings before income taxes...........................................................     127,558       94,876
Income tax expense.......................................................................      61,993       34,000
                                                                                           ----------   ----------
  Net earnings...........................................................................  $   65,565   $   60,876
                                                                                           ----------   ----------
                                                                                           ----------   ----------
Earnings per common and common equivalent share..........................................  $      .03   $      .03
                                                                                           ----------   ----------
                                                                                           ----------   ----------

        The accompanying notes are an integral part of these statements.

                           GROUP LONG DISTANCE, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        THREE MONTHS ENDED JULY 31, 1996
                                  (UNAUDITED)

                                                                                                          TOTAL
                                                 SHARES OF               ADDITIONAL                   STOCKHOLDERS'
                                                   COMMON      COMMON     PAID-IN      ACCUMULATED        EQUITY
                                                   STOCK       STOCK      CAPITAL        DEFICIT        (DEFICIT)
                                                 ----------    ------    ----------    -----------    --------------
Balance, April 30, 1996.......................    2,057,348      --         268,364       (79,723)         188,641
Issuance of common stock......................      200,000      --       1,400,000            --        1,400,000
Net earnings for the period (unaudited).......           --      --              --        65,565           65,565
Balance, July 31, 1996 (unaudited)............   $2,257,348      $--     $1,668,364     $ (14,158)      $1,654,206

         The accompanying notes are an integral part of this statement.

                           GROUP LONG DISTANCE, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                              THREE MONTHS ENDED
                                                                                                   JULY 31,
                                                                                          --------------------------
                                                                                             1996           1995
                                                                                          -----------    -----------
                                                                                          (UNAUDITED)    (UNAUDITED)
Cash flows from operating activities
  Net earnings.........................................................................  $    65,565       $  60,876
  Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization.....................................................      375,290           8,480
     Provision for bad debts...........................................................      184,930          79,000
     Changes in assets and liabilities
       (Increase) decrease in accounts receivable......................................   (1,643,622)       (239,414)
       (Increase) decrease in notes receivable.........................................        6,780              --
       (Increase) decrease in deferred tax asset.......................................      (28,391)             --
       (Increase) decrease in prepaid expenses and other current assets................       45,673            (288)
       Increase (decrease) in accounts payable.........................................    1,023,865         265,846
       Increase (decrease) in accrued expenses and other liabilities...................      185,428         151,879
                                                                                          -----------    -----------
          Net cash provided by operating activities....................................      215,518         326,379
                                                                                          -----------    -----------
Cash flows from investing activities
  Acquisitions of property and equipment...............................................     (113,498)         (7,020)
  Acquisitions of customer bases.......................................................   (5,517,491)       (163,111)
  Increase in other assets.............................................................           --              --
                                                                                          -----------    -----------
          Net cash used in investing activities........................................   (5,630,989)       (170,131)
                                                                                          -----------    -----------
Cash flows from financing activities
  Net borrowings under line of credit agreement........................................       50,000              --
  Proceeds from loan originations......................................................    5,478,619              --
  Principal repayments of long-term debt...............................................      (90,044)        (41,932)
  Principal repayments of capital lease obligations....................................       (2,975)             --
  Proceeds from the sale of common stock...............................................                           --
  Offering costs incurred..............................................................      (63,092)             --
  Common stock repurchased and retired.................................................           --              --
                                                                                          -----------    -----------
          Net cash (used in) provided by financing activities..........................    5,372,508         (41,932)
Net increase (decrease) in cash........................................................   $  (42,963)      $ 114,316
Cash at beginning of year..............................................................       78,767         123,051
                                                                                          -----------    -----------
Cash at end of year....................................................................   $   35,804       $ 237,367
                                                                                          -----------    -----------
                                                                                          -----------    -----------
Noncash investing and financing activity:
  The Company acquired a customer base partially with common stock with a value of
     $1,400,000 during the three month period ended July 31, 1996.

        The accompanying notes are an integral part of these statements.

                           GROUP LONG DISTANCE, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

  Principles of Consolidation

     The financial statements at July 31, 1996 and for the three months period ended July 31, 1995 represents the consolidated results of the Company and its wholly-owned subsidiaries Gulf Communication Services, Inc., and Adventures-in-Telecom, Inc., which were acquired in May and July 1996, respectively (see Note O). All intercompany balances have been eliminated in consolidation. The financial statements as of April 30, 1996 and for the years then ended only included the operations of the Company without any subsidiaries.

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

  Customer Acquisition Costs

     Customer acquisition costs represent the cost of purchased customer accounts which are amortized over five years utilizing an accelerated method. The Company's amortization method and life are based on estimated attrition rates and attempt to match these costs with the corresponding revenues.

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


  Earnings Per Share

     Earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during each year. The total number of such weighted average shares were 2,018,474 for the year ended April 30, 1996, and 2,122,487 for the three months ended July 31, 1996. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

  Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, 'Disclosures About Fair Value of Financial Instruments,' requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at the end of the respective periods presented.

  Accounting For Impairment of Long-Lived Assets

     Statement of Financial Accounting Standards No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' requires that long-lived assets and certain intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement had no impact on the Company's results of operations or financial position upon adoption in May 1996.

  Stock Options

     Options granted under the Company's Stock Option Plan are accounted for under APB 25, 'Accounting for Stock Issued to Employees,' and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement 123, 'Accounting for Stock-Based Compensation,' which will require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25. The Company plans to continue to apply APB 25 and the only effect of adopting Statement 123 in May 1996 will be the new disclosure requirement.

  Interim Financial Information

     The financial statements at July 31, 1996 and for the three month periods ended July 31, 1995 and 1996 are unaudited and prepared on the same basis as the audited consolidated financial statements included herein.

     In the opinion of management, such interim financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the results for such periods. The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results to be expected for the full year or any other interim period.

  Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

NOTE 2

     In November 1995, the Financial Accounting Standards Board issued FASB No. 123 'Accounting for Stock-Based Compensation.' This standard encourages, but does not require, recognition of compensation expense based on the fair value of equity instruments granted to employees. The Company does not plan to adopt the recognition provisions of this standard. The disclosures required by this standard will be included in a note to the Company's financial statements for the year ending April 30, 1997.

NOTE 3--SUBSEQUENT EVENTS

  Acquisitions

     In May 1996, the Company purchased, for $207,000, the stock and assets, including the customer base, of Gulf Communications Service, Inc. ('Gulf') in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. Gulf has switching equipment which allows it to act as an international call back and call through provider. The promissory note of $182,000 is payable monthly installments of $10,000 through February 1, 1998.

     In July 1996, the Company entered into a Purchase Agreement and Plan of Exchange with Adventures-in-Telecom, Inc. ('AIT') whereby the Company purchased 100% of the common stock of AIT. AIT is a non-facilities based reseller of long distance communication services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of common stock of the Company (of which 25% are subject to certain holdback provisions for a six month period from the date of closing in connection with certain indemnity provisions in favor of the Company).


  Acquisition Financing

     The Company, to finance the AIT acquisition, issued a note payable to Tel-Save in July 1996 for $5,521,230. This note bears interest at 6.5% per annum and matures in July 1997. Included in the face of the note are amounts due to the lending corporation at April 30, 1996 that aggregate $250,000. These amounts are reflected in accounts payable--carrier at April 30, 1996. To induce Tel-Save to provide the financing needed to purchase AIT, the Company issued a warrant to purchase 300,000 shares of common stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of common stock of the Company at $5.00 per share. Both warrants are exercisable through July 2001 and subject to certain registration rights.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION OR PLAN OF OPERATION

RESULTS OF OPERATIONS

     This report on Form-10QSB/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors included in the Company's registration statement filed in December 1996 and Form 10-KSB for the fiscal year ended April 30, 1996.

     Sales. The Company's sales for the three months ended July 31, 1996 were $5,712,188 compared to $3,190,144 for the three months ended July 31, 1995, an increase of $2,522,044, or 79%. The increase in sales resulted from the AIT Acquisition which was effective June 1, 1996 and accounted for $2,705,683 of revenues for the three months ended July 31, 1996.

     Cost of Sales. Cost of sales for the three months ended July 31, 1996 was $4,033,142 compared to $2,395,125 for the three months ended July 31, 1995, an increase of $1,638,017, or 68%. The increase in cost of sales resulted from an increase in sales due to the AIT Acquisition and the Gulf Acquisition. Cost of sales as percentage of total sales was 71% for the three months ended July 31, 1996 compared to 75% for the three months ended July 31, 1995. The decrease in cost of sales as a percentage of total sales was primarily attributable to increased operating efficiencies from a larger customer base.

     Gross Profit. Gross profit for the three months ended July 31, 1996 was $1,679,046 compared to $795,019 for the three months ended July 31, 1995, an increase of $884,027, or 111%. The increase in gross profit was the result of an increase in sales due to the AIT Acquisition and the Gulf Acquisition. Gross profit as a percentage of total sales was 29% for the three months ended July 31, 1996 compared to 25% for the three months ended July 31, 1995. The increase in gross profit as a percentage of sales was primarily attributable to increased operating efficiencies from a larger customer base.


     Selling, General and Administrative Expense. Selling, general and administrative expenses ('SG&A') were $1,094,972 for the three months ended July 31, 1996 compared to $688,768 for the three months ended July 31, 1995, an increase of $406,204, or 59%. This increase in SG&A was due primarily to increases in commissions paid to agents and distributors in connection with the AIT customer base and payroll costs resulting from the employment of additional customer service, collections and provisioning staff to handle the increased business. SG&A as a percentage of total sales was 19% for the three months ended July 31, 1996 compared to 22% for the three months ended July 31, 1995. This decrease in SG&A as a percentage of total sales was primarily attributable to increased operating efficiencies from a larger customer base.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $375,290 for the three months ended July 31, 1996 compared to $8,480 for the three months ended July 31, 1995, an increase of $366,810. As a percentage of total sales, depreciation and amortization was 7% for the three months ended July 31, 1996 compared to less than 1% for the three months ended July 31, 1995. The increase in depreciation and amortization expense both in absolute dollars and as a percentage of sales was attributable to the acquisition of the AIT customer base.

     Interest Expense, Net. Interest expense, net was $81,226 for the three months ended July 31, 1996 compared to $2,895 for the three months ended July 31, 1995, representing an increase of $78,331. This increase in interest expenses was attributable to interest payments made in connection with the Acquisition Loan. In addition, imputed interest in accordance with APB 16 of $37,866 was included in the three months ended July 31, 1996.

     Income Taxes. Income tax expense was $61,993 for the three months ended July 31, 1996 compared to $34,000 for the three months ended July 31, 1995, an increase of $27,993, or 82%. The increase was attributable to the increase in revenue from the larger customer base.

     Net Earnings. Net earnings were $65,565 for the three months ended July 31, 1996 compared to $60,876 for the three months ended July 31, 1995, an increase of $4,689, or 8%. This change is attributable to the increase in revenues, primarily a result of the acquisition of the AIT customer base. Earnings per share were $.03 in the three months ended July 31, 1996 and for the three months ended July 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

     At July 31, 1996, the Company had a working capital deficit of $5,265,434, as compared to working capital deficit of $851,072 at April 30, 1996. The decrease in working capital was primarily attributable to the AIT Acquisition.

     Net cash provided by operating activities was $215,518 for the three months ended July 31, 1996, as compared to net cash provided by operating activities of

$326,379 for the three months ended July 31, 1995. The decrease in cash provided by operating activities is primarily attributable to increases in accounts receivable. Net cash used in investing activities was $5,630,989 for the three months ended July 31, 1996, as compared to $170,131 for the three months ended July 31, 1995. The significant increase is attributable to the acquisition of the AIT customer base in July 1996. Net cash provided by financing activities was $5,372,508 for the three months ended July 31, 1996, as compared to net cash used in financing activities of $41,932 for the three months ended July 31, 1995. The increase in cash provided by financing activities is primarily attributable to the proceeds of the Acquisition Loan. At July 31, 1996, the Company had cash of $35,804.

     In June 1993, the Company entered into a Release and Settlement Agreement with AT&T pursuant to which AT&T agreed to accept $1,200,000 from the Company (which was further reduced to $1,042,500) in full satisfaction of the Company's then outstanding accounts payable to AT&T of $1,548,642. The agreement obligated the Company to pay AT&T in varying monthly installments until April 3, 1995. The Company paid AT&T $165,000 during Fiscal 1995 and $10,000 during Fiscal 1996. The Company is in default under its payment obligations to AT&T and, at July
31, 1996, the Company owed AT&T approximately $548,000.

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

     In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ('Gateway') pursuant to which it borrowed $50,000, of which $45,833 was outstanding at July 31, 1996. The loan bears interest at the prime rate plus 2% and matures on May 2, 1997. In December 1995, the Company entered into an agreement with Gateway which provides for a line of credit of up to $50,000. The line of credit bears interest at the prime rate plus 1% and matures on August 1, 1996. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company.

     In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Phillip C. Cezeaux, an unaffiliated third-party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2% and principal and interest are payable in equal monthly installments of $2,600 until September 1997. At July 31, 1996, approximately $84,000 was outstanding under such note. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 shares of Common Stock at a price of $3.15 per share. These options expire on September 30, 1997.

     In June 1996, the Company converted certain accounts payable to WorldCom into a promissory note in the principal amount of $566,917 bearing interest a rate of 15% per annum. The promissory note provides for the Company to make equal monthly payments of $51,169 to WorldCom until June 6, 1997. At July 31, 1996, approximately $523,000 was outstanding under such note. In connection with the issuance of such promissory note, the Company entered into an agreement with WorldCom which grants WorldCom a security interest in certain assets of Company, including accounts receivable, customer lists, contractual rights and records relating to a services agreement entered into by the Company and WorldCom in February 1994.

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

Item 5.  Other Information

None

Item 6.

        Exhibits and Reports on Form 8-K
(a)Exhibit 27 Financial Data Schedule
(b)Reports of Form 8-K
None.

                              SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to this report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Group Long Distance, Inc.
                                               (Registrant)


Dated:  As of December 19, 1996               BY:  /s/ Gerald M. Dunne, Jr.
                                              -------------------------
                                               Gerald M. Dunne, Jr.
                                               Chief Executive Officer