Form 10QSB
period 1997-01-31
GROUP LONG DISTANCE INC
filed 1997-03-20
CIK 1004570

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

                        COMMISSION FILE NUMBER 33-99998

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

                                (954) 771-9696
                          (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X
No__

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock, no par value; 2,212,354 shares outstanding as of March 14, 1997.

         Transition Small Business Disclosure Format (check one); Yes__ No X

                           GROUP LONG DISTANCE, INC.

                               Table of Contents

PART I.  FINANCIAL INFORMATION                                       Page No.

      Item 1.     Financial Statements
                           Consolidated Balance Sheets                      3
                           Statement of Operations                          4
                           Statement of Stockholders Equity                 5
                           Statements of Cash Flows                         6
                           Notes to Financial Statements                  7-8

      Item 2.     Management's Discussion and Analysis
                  of Plan of Operation                                   9-11

PART II.          OTHER INFORMATION

      Item 1.     Legal Proceedings                                        11

      Item 2(c).  Changes in Securities                                    11

      Item 4.     Submission of Matters to a Vote of
                  Security Holders                                         11

      Item 5.     Other Information                                        12

      Item 6.     Exhibits and Reports on Form 8-K

                           Exhibit 27 - Financial Data Schedule

                           Reports on Form 8-K
SIGNATURES                                                                 13

                           GROUP LONG DISTANCE, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JANUARY 31, 1997 AND APRIL 30, 1996


                                    ASSETS

                                                                              JANUARY 31, 1997        APRIL 30, 1996
                                                                              ----------------        --------------
                                                                                   (Unaudited)

Current assets
         Cash                                                                           $8,938               $78,767
         Accounts receivable less allowance for doubtful
                  accounts of $1,045,000 and $358,000 at
                  January 31, 1997 and April 30, 1996, respectively                  2,998,096             1,201,710
         Note receivable - related party                                               139,170                96,956
         Deferred tax assets                                                           307,261               147,900
         Prepaid expenses and other current assets                                   1,109,160                76,638
                                                                                   -----------           -----------
                                                                                     4,562,625             1,601,971

Note Receivable - related party, net of current portion                                     --                85,094
Property and equipment net of accumulated depreciation of
         $96,240 and $29,647 at January 31, 1997 and
         April 30, 1996, respectively                                                  351,119                77,276
Customer acquisition costs, net of accumulated amortization
         of $3,143,824 and $134,602 at January 31, 1997 and
         April 30, 1996, respectively                                                3,447,016               886,917
Deferred offering costs                                                                360,947                73,478
Other assets                                                                            67,054                15,675
                                                                                   -----------           -----------
         Total assets                                                               $8,788,761            $2,740,411
                                                                                   ===========           ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

         Line of credit                                                                $63,250               $47,920
         Accounts payable                                                            3,423,739             1,543,718
         Accrued expenses and other liabilities                                        530,597               245,138
         Current portion of long-term debt                                           2,407,196               609,811
         Current portion of capital lease obligations                                   25,190                 6,456
                                                                                   -----------           -----------
                                                                                     6,449,972             2,453,043


Long-term debt, net of current portion                                               2,573,621                83,159
Capital lease obligations, net of current portion                                       39,929                15,568
                                                                                   -----------           -----------
         Total liabilities                                                          $9,063,522            $2,551,770
                                                                                   -----------           -----------

Commitments and contingencies                                                               --                    --
Stockholders' equity (deficit)
         Preferred stock, no par value, 2,000,000 shares authorized;
                  no shares issued and outstanding                                          --                    --
         Common stock, no par value, 10,000,000 shares authorized;
                  2,212,354 and 2,057,354 shares issued and outstanding
                  as of January 31, 1997 and April 30, 1996, respectively                   --                    --
Additional paid-in capital                                                           1,953,364               268,364
Accumulated deficit                                                                 (2,228,125)              (79,723)
                                                                                   -----------           -----------
         Total stockholders' equity                                                   (274,761)              188,641
                                                                                   -----------           -----------
         Total liabilities and stockholders' equity                                 $8,788,761            $2,740,411
                                                                                   ===========           ===========

        The accompanying notes are an integral part of these statements

                           GROUP LONG DISTANCE, INC.
                            STATEMENTS OF OPERATIONS
                             FOR THE PERIODS ENDED

                                                                 Nine Months Ended                 Three Months Ended
                                                                       January 31,                        January 31,

                                                            1997              1996             1997              1996
                                                            ----              ----             ----              ----
Sales                                                $17,098,542        $9,194,209       $5,114,559        $2,774,767
Cost of Sales                                         12,512,943         6,733,615        4,003,994         2,015,757
                                                      ----------         ---------        ---------         ---------
         Gross Profit                                  4,585,599         2,460,594        1,110,565           759,010

Selling, general and administrative expenses           3,354,065         1,991,164        1,160,644           653,478
Depreciation and amortization                          3,072,544            53,730        2,166,589            33,250
Interest expense, net                                    307,392            12,654          106,291             6,848
                                                      ----------         ---------        ---------         ---------
         Earnings before income taxes                 (2,148,402)          403,046       (2,322,959)           65,434

Income tax expense                                            __           154,030         (107,489)           25,430
                                                     -----------         ---------      -----------         ---------
Net earnings                                         $(2,148,402)         $249,016      $(2,215,470)          $40,004
                                                     ===========         =========      ===========         =========
Earnings per common and common equivalent share           $(0.97)            $0.13           $(1.00)            $0.02
                                                     ===========         =========      ===========         =========

        The accompanying notes are an integral part of these statements.

                           GROUP LONG DISTANCE, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE NINE MONTHS ENDED JANUARY 31, 1997
                                  (UNAUDITED)

                                   Shares of                       Additional                             Total
                                      Common           Common         Paid-in      Accumulated    Stockholders'
                                       Stock            Stock         Capital          Deficit           Equity
                                       -----            -----         -------          -------           ------
Balance, April 30, 1996            2,057,354               --        $268,364         $(79,723)        $188,641
Issuance of common stock             200,000               --       1,400,000               --        1,400,000
Common Stock reacquired              (45,000)              --        (315,000)              --         (315,000)
Sale of Warrants to Tel-Save              --               --         600,000               --          600,000
Net loss for the period                   --               --              --       (2,148,402)      (2,148,402)
                                 -----------      -----------     -----------      -----------      -----------
Balance, January 31, 1997          2,212,354               --      $1,953,364      $(2,228,125)       $(274,761)
                                 ===========      ===========     ===========      ===========      ===========

         The accompanying notes are an integral part of this statement.

                           GROUP LONG DISTANCE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1997 AND 1996

                                                                                        1997             1996
                                                                                        ----             ----
                                                                                           (Unaudited)

Cash flows from operating activities
         Net earnings/(net loss)                                                 $(2,148,402)        $249,016
         Adjustments to reconcile net earnings to net cash
                  provided by operating activities
                  Depreciation and amortization                                    3,072,544           53,730
                  Provision for bad debts                                            734,275         (373,865)
                  Changes in assets and liabilities
                           (Increase)/decrease in accounts receivable             (2,230,661)         344,585
                           (Increase)/decrease in notes receivable                    42,880               --
                           (Increase)/decrease in deferred tax asset                (159,361)         147,308
                           (Increase)/decrease in prepaid expenses and
                                    other current assets                            (632,522)        (275,290)
                           Increase in accounts payable                              972,269          143,834
                           Increase in accrued expenses and
                                    other liabilities                                285,189          112,967
                                                                                 -----------      -----------
                                    Net cash (used in)/provided by operating
                                            activities                               (63,789)         402,285
                                                                                 -----------      -----------

Cash flows from investing activities
         Acquisitions of property and equipment                                     (162,166)         (20,950)
         Acquisitions of customer bases                                           (6,717,491)        (446,122)
         Increase in other assets                                                    (51,379)              --
                                                                                 -----------      -----------
                  Net cash used in investing activities                           (6,931,036)        (467,072)
                                                                                 -----------      -----------
Cash flows from financing activities
         Net borrowings under line of credit agreement                                50,000               --
         Proceeds from loan originations                                           7,828,039           80,350
         Principal repayments of long-term debt                                     (650,935)         (15,000)
         Proceeds from sale of common stock                                               --           35,000
         Principal repayments of capital lease obligations                           (14,639)              --
         Offering costs incurred                                                    (287,469)        (150,661)
                                                                                 -----------      -----------
         Net cash (used in) provided by financing activities                       6,924,996          (50,311)
                                                                                 -----------      -----------
Net increase (decrease) in cash                                                      (69,829)        (115,098)
Cash at beginning of period                                                           78,767          123,051
                                                                                 -----------      -----------
Cash at end of period                                                                 $8,938           $7,953

                                                                                 ===========      ===========
Noncash investing and financing activity:
         The Company acquired a customer base partially with common stock with a value of $1,085,000 during the nine month period ended
                  January 31, 1997.

        The accompanying notes are an integral part of these statements.

                           GROUP LONG DISTANCE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all the information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with generally accepted accounting principles. Results of operations for the interim periods are not necessarily indicative of the results to be attained for the entire period. In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the consolidated financial position as of January 31, 1997 and results of operations and cash flows for the nine months ended January 31, 1997 and January 31, 1996. For a summary of significant accounting policies and additional financial information, see the Company's Annual Report on Form 10-KSB for the fiscal year ended April 30, 1996 ("Form 10-KSB") and the Company's Registration Statement on Form SB-2 (Registration No. 333-17681) (the "Registration Statement"). The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

NOTE 3 - ACQUISITIONS

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communication Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000 (the "Gulf Acquisition"). Such note is payable in equal monthly installments of $10,000 until February 1, 1998. Gulf operates switching equipment in Fort Lauderdale, Florida, which allows it to act as an international call back and call through provider, and offers prepaid long distance calling cards. This acquisition has been recorded as a purchase, and, accordingly, the operating results since the date of acquisition have been included in the accompanying Financial Statements.

         In July 1996, the Company acquired all the common stock of Adventures-in-Telecom, Inc. ("AIT"), in exchange for $5,271,230 and 200,000 shares of the Company's common stock valued at $7.00 per share, of which 50,000 were subject to certain holdback provisions (the "AIT Acquisition"). The AIT Acquisition has been accounted for as a purchase, and, accordingly, the operating results since the effective date of the acquisition of AIT have been included in the accompanying Financial Statements. The agreement specified that the Company is entitled to all June billings and related costs for the AIT customer base, so that June 1, 1996 is considered to be the effective date. The AIT customer base includes in excess of 30,000 accounts. In connection with such acquisition the Company obtained a $5,521,230 loan from Tel-Save, Inc. ("Tel-Save") (including approximately $250,000 previously advanced for unrelated matters), and such loan is payable in monthly installments of approximately $500,000 plus interest at 6.5% per annum (the "Acquisition Loan"). In February 1997, the loan agreement was amended to provide for the Company to repay the balance of the Acquisition Loan in equal monthly installments of $125,000 together with interest at the rate of 6.5% per annum, such payments to commence after September 1997. In the event that the Company's prospective public offering is not consummated by April 15, 1997, the loan agreement would revert to its original terms and obligate the Company to repay the remaining balance of such loan. In connection with the loan, the Company issued a warrant to Tel-Save Holdings, Inc., an affiliate of Tel-Save, to purchase 300,000 common shares at an exercise price of $5.75 per share and a warrant to purchase 50,000 shares of common stock at $5.00 per share, exercisable through July 11, 2001. In December 1996, the Company accelerated the amortization of the acquisition costs of the AIT customer base due to significant customer attrition, resulting in $1,696,869 of additional amortization expense for the nine months ended January 31, 1997. Higher than expected customer attrition was primarily attributable to the Company's inability to implement customer service and retention programs, including delays in provisioning customers, as well as increased competition with respect to such customer base. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to the holdback provisions, in settlement of certain claims by the Company against the AIT shareholders.

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes"), a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code, (i) a customer base consisting of approximately 7,000 customers that were
                                      -7-
subject to an agreement between Great Lakes and Tel-Save, Inc. ("Tel-Save") and
(ii) a warrant to purchase 200,000 shares of Common Stock of Tel-Save in consideration of $1,200,000 in cash. In connection with such acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the Acquisition Loan). The $600,000 reduction of debt by Tel-Save has been accounted for as a contribution to paid-in capital by Tel-Save. In connection with the acquisition, no value was assigned to the customer base acquired.

NOTE 4 - SUBSEQUENT EVENTS

         Stock Option Plan


         In October 1996, the Company's board of directors approved and in January 1997 the shareholders approved a Stock Option Plan (the "Plan").

         The Plan permits the granting of stock options to eligible participants. The Plan permits the granting of both incentive stock options (which are entitled to certain favorable treatment under the Internal Revenue Code of 1986) and nonqualified stock options (i.e., options which are not intended to be incentive stock options). A total of 600,000 shares of Common Stock will be available for issuance. Employees and consultants of the Company and its subsidiaries are eligible to be selected to receive options. The Plan also provides for the grant of stock options to nonemployee members of the Company's Board of Directors although the Board of Directors has not yet determined the number and terms of such options. Nonemployee director options will be granted pursuant to the discretion of the Board of Directors.

         The Plan is administered by a committee of nonemployee members of the Board of Directors (the "Committee"). Subject to the terms of the Plan, the Committee has the sole discretion to determine the employees and consultants to whom options will be granted and the terms and conditions of such options. The exercise price of stock options granted under the Plan cannot be less than 100% of the fair market value (on the date of grant) of the shares covered by the option (110% of fair market value in the case of certain incentive stock options granted to a 10% shareholder).

         Public Offering

         The Board has authorized the filing of a registration statement relating to a public offering (the "Offering") of 1,250,000 shares of Common Stock and 1,250,000 redeemable common stock purchase warrants (the "Redeemable Warrants"). In addition to the issuance and sale of 1,250,000 shares of Common Stock, up to 187,500 additional shares of Common Stock and/or 187,500 additional Redeemable Warrants may be sold by the underwriters pursuant to an over-allotment option.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk related factors included in the Registration Statement and Form 10-K for the fiscal year ended April 30, 1996.

Overview

         The Company provides long distance telephone and other telecommunications services to commercial customers. The Company does not own or operate any transmission facilities and is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide long distance telephone and Internet service on a cost-effective basis. The Company has entered into agreements with Tel-Save, WorldCom, ICI and other long distance carriers which provide access to phone lines and transmission facilities necessary to transmit customer calls. For the year ended April 30, 1996 and the nine months ended January 31, 1997, basic "1 plus" and "800" long distance services accounted for approximately 97% and 94%, respectively, of the Company's revenues.

         The Company, through Tel-Save, offers billing services provided by AT&T and AT&T's College and University Systems ("ACUS"), a wholly-owned subsidiary of AT&T. ACUS processes call details and bills the Company's customers directly. Customers remit payment to a lock-box designated by Tel-Save. The Company also offers direct billing services to customers serviced by WorldCom and ICI. The Company receives monthly records from its carriers which detail the calls made by its customers. The Company then rates the calls and bills its customers directly. The Company is dependent upon the timely receipt and accuracy of call data records provided by its carriers.

         The Company has historically experienced delays in provisioning (activating new customers) by its carriers. The Company has agreed to provide domestic switched, "1 plus" and "800" services to the Company's new customers through Tel-Save's newly acquired network of AT&T digital switching equipment. Tel-Save's OBN has only recently become operational, which has resulted in material delays in provisioning the Company's new customers. There can be no assurance that the transition of the Company's customer base to Tel-Save's network will be successful or that the Company will not continue to be subject to material delays or other difficulties in connection with provisioning new customers.

         To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the year ended April 30, 1996 and the nine months ended January 31, 1997, these commitments aggregated approximately $3,200,000 and $5,742,000, respectively. Pursuant to its current agreements with Tel-Save and other carriers, the Company's volume commitments are expected to increase substantially during the next two years. Failure to satisfy volume purchase commitments or price increases by carriers could adversely affect the Company's future operating results.

         The Company's operating results are significantly affected by customer attrition rates. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment. The Company acquired a customer base from AIT and recorded an asset of approximately $6.6 million at July 31, 1996, of which $5.6 million (net of receivables and marketing advances) was to be amortized at the rate of 30%, 25%, 20%, 15% and 10%, respectively, over a five-year period. The Company experienced an attrition rate of approximately 50% during the eight-month period ended January 31, 1997 relating to the AIT customer base. As a result, in December 1996, the Company accelerated the amortization of the acquisition costs of such customer base to the rate of 75% for the first year ($4,242,000), which had a material adverse effect on the

Company's operating results for the nine months ended January 31, 1997. The Company expects to amortize the remaining balance of customer acquisition costs of $1,414,000 at the end of the first year, at a rate of 15% and 10%, respectively, over the second and third years. There can be no assurance that assumed attrition rates underlying the Company's amortization schedule will prove to be accurate or that customer attrition rates will not increase in the future. Any significant increase in customer attrition rates resulting in increased amortization expense will continue to have a material adverse effect on the Company's operating results. In the event that attrition rates increase as a result of increased competition, the purchase of poorly performing customer bases or the inability to manage the existing customer base due to transitional difficulties onto Tel-Save's OBN network, the Company may continue to incur charges that result in losses.

         The Company is dependent on independent distributors and agents for a portion of its revenues. For the year ended April 30, 1996 and the nine months ended January 31, 1997, distributors and agents in the aggregate accounted for approximately 20% and 6%, respectively, of the Company's revenues. The Company's ability to expand its operations is dependent upon the Company's ability to continue to maintain satisfactory relationships with existing distributors and agents and establish relationships with additional distributors and agents. The Company intends to use a portion of the proceeds of the Offering to expand its sales and marketing activities, including by hiring additional direct sales personnel and in-house telemarketers as well as engaging additional independent telemarketers, and by paying sales incentives to independent distributors and agents.

                                        -9-
Results of Operations

         The following tables sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                               Fiscal Year Ended       Nine Months Ended
                                                                   April 30,               January 31,
                                                               -----------------       -----------------
                                                                1995        1996        1996        1997
                                                                ----        ----        ----        ----
Sales ..................................................        100%        100%        100%        100%
Cost of sales ..........................................         73          73          73          73
Gross profit ...........................................         27          27          27          27
Selling, general and administrative expenses ...........         22          22          22          20
Depreciation and amortization expense ..................          *           *           *          18
Interest expense, net ..................................          *           *           *           2
Earnings (losses) before income taxes ..................          5           3           4           *
Income taxes ...........................................          2           1           2           *
Net income (loss) ......................................          3           2           3           *

-----------
*  Less than one percent


         Comparison of Nine Months Ended January 31, 1997 to Nine Months Ended January 31, 1996.

         Sales. The Company's sales were $17,098,542 for the nine months ended January 31, 1997 compared to $9,194,209 for the nine months ended January 31, 1996, an increase of $7,904,333 or 86%. The increased sales are a result of the AIT Acquisition consummated in June 1996.

         Cost of Sales. Cost of sales was $12,512,943 for the nine months ended January 31, 1997 compared to $6,733,615 for the nine months ended January 31, 1996, an increase of $5,779,328, or 86%. As a percentage of sales, cost of sales remained constant at 73% for the nine months ended January 31, 1997 and the nine months ended January 31, 1996. Gross margin was $4,585,599 for the nine months ended January 31, 1997 compared to $2,460,594 for the nine months ended January 31, 1996, an increase of $2,125,005, or 86%. As a percentage of sales, gross margin remained constant at 27% for the nine months ended January 31, 1997 and for the nine months ended January 31, 1996.

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $3,354,065 for the nine months ended January 31, 1997 compared to $1,991,164 for the nine months ended January 31, 1996, an increase of $1,362,901, or 68%. This increase in SG&A was due primarily to increases in commissions paid to agents and distributors in connection with the AIT customer base and payroll costs resulting from the employment of additional customer service, collections and provisioning staff to handle the increased business. As a percentage of sales, SG&A decreased to 20% in the nine months ended January 31, 1997 from 22% in the nine months ended January 31, 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $3,072,544 for the nine months ended January 31, 1997 compared to $53,730 for the nine months ended January 31, 1996, an increase of $3,018,814. As a percentage of total sales, depreciation and amortization expense was 18% for the nine months ended January 31, 1997 compared to less than 1% for the nine months ended January 31, 1996. The increase in depreciation and amortization expense, and the increase as a percentage of sales, was attributable to the Company's change in the estimated rate of amortization of the AIT customer base due to significant customer attrition.

         Interest Expense, Net. Interest expense (net) for the nine months ended January 31, 1997 was $307,392 compared to $12,654 for the nine months ended January 31, 1996, an increase of $294,738. This increase in interest expense was primarily a result of the Acquisition Loan from Tel-Save of $5,521,230 which was primarily used to complete the AIT Acquisition.

         Income Taxes. No income tax was provided for in the nine months ended January 31, 1997 compared to $154,030 for the nine months ended January 31, 1996. No provision for income tax was made due to the change in the estimated rate of amortization of the AIT customer base, which resulted in a loss before taxes for the nine months ended January 31, 1997.

         Net Loss. The Company incurred a net loss of $2,148,402, or a loss of $.97 per share, for the nine months ended January 31, 1997, as compared to net earnings of $249,016, or $.13 per share, for the nine months ended January 31,

1996. The net loss is largely attributable to the increase in depreciation and amortization expense, primarily a result of the significant attrition associated with the AIT customer base.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

         Net cash used in operating activities was $63,789 for the nine months ended January 31, 1997 as compared to cash provided by operating activities of $402,285 for the nine months ended January 31, 1996. The increase in cash used in operations is primarily the result of an increase in accounts receivable through the purchase of the AIT customer base. Net cash used in investing activities was $6,931,036 for the nine months ended January 31, 1997, as compared to $467,072 for the nine months ended January 31, 1996. The increase in cash used in investing activities was attributable to the AIT Acquisition. Net cash provided by financing activities was $6,924,996 for the nine months ended January 31, 1997 as compared to net cash used in financing activities for the nine months ended January 31, 1996 of $50,311. The increase in cash provided by financing activities is primarily attributable to the proceeds of the Acquisition Loan. At January 31, 1997, the Company had cash of $8,938.

         At January 31, 1996, the Company had a working capital deficit of $1,887,347, as compared to working capital deficit of $851,072 at April 30, 1996. The increase in the working capital deficit is primarily attributable to the AIT Acquisition.

         In June 1993, the Company entered into a Release and Settlement Agreement with AT&T pursuant to which AT&T agreed to accept $1,200,000 from the Company (which was further reduced to $1,042,500) in full satisfaction of the Company's then outstanding accounts payable to AT&T of $1,548,642. The agreement obligated the Company to pay AT&T in varying monthly installments until April 3, 1995. The Company paid AT&T $165,000 during Fiscal 1995 and $10,000 during Fiscal 1996. The Company is in default under its payment obligations to AT&T and, at January 31, 1997, owed AT&T approximately $548,000.

         In connection with the AIT Acquisition in July 1996, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition. At January 31, 1997, approximately $3 million was outstanding under the Acquisition Loan. The Acquisition Loan originally required the Company to repay such loan in equal monthly installments of $500,000 through July 1997, with the entire principal amount and interest due and payable upon the consummation of a public offering of the Company's securities. In February 1997, the loan agreement was amended to provide for the Company to repay the balance of the Acquisition Loan in equal monthly installments of $125,000 together with interest at the rate of 6.5% per annum, such payments to commence after September 1997. In the event that this offering is not consummated by April 15, 1997, the loan agreement would revert to its original terms and obligate the Company to repay the remaining balance of such loan. There can be no assurance that the Company will have the financial resources to satisfy such obligation. The amended loan agreement also amended the Company's services agreement with Tel-Save to provide for an increase in the minimum volume commitment to $3,000,000 per month beginning November 1, 1997, and to require the Company and Tel-Save to enter into a new services agreement by April 15, 1997, which shall incorporate the terms of and supersede the existing services agreement. Failure to enter into such services agreement by April 15, 1997 constitutes an event of default under the Acquisition Loan.

         All of the Company's assets (including the capital stock of AIT) are pledged to Tel-Save as collateral for the Acquisition Loan and the Company is prohibited from creating liens or security interests in the Company's assets, which could limit the Company's ability to secure future financing. Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company, has personally pledged all of the Common Stock of the Company owned by him to secure the repayment of the Company's Acquisition Loan. In connection with the Acquisition Loan and the December 1996 amendment to the Company's loan agreement with Tel-Save, the Company issued to Tel-Save Holdings, Inc., an affiliate of Tel-Save, a five-year warrant to purchase 300,000 shares of Common Stock at an exercise price of $5.75 per share and a five-year warrant to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share.

         In connection with the Great Lakes acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to repay a portion of the Acquisition Loan).

         In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000, of which $31,250 was outstanding at January 31, 1997. The loan bears interest at the prime rate plus

2% and matures on May 2, 1997. In August 1996, the Company entered into an agreement with Gateway which provides for a line of credit of up to $50,000, of which $32,000 was outstanding at January 31, 1997. The line of credit bears interest at the prime rate plus 1% and matures on August 1, 1997. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company.

         In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Phillip C. Cezeaux, an unaffiliated third-party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2%

and principal and interest are payable in equal monthly installments of $2,600 until September 1997. At January 31, 1997, approximately $71,000 was outstanding under such note. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 shares of Common Stock at a price of $3.15 per share. These options expire on September 30, 1997.

         In June 1996, the Company converted certain accounts payable to WorldCom into a promissory note in the principal amount of $566,917 bearing interest a rate of 15% per annum. In December 1996, the Company cancelled the prior note and converted additional accounts payable to WorldCom into a single promissory note in principal amount of $1,253,798 bearing interest at the rate of 16% per annum. The promissory note provides for the Company to make equal monthly payments of $113,758 to WorldCom until December 20, 1997. In connection with the issuance of the notes, the Company entered into an agreement with WorldCom which grants WorldCom a security interest in certain assets of Company, including accounts receivable, customer lists, contractual rights and records relating to a services agreement entered into by the Company and WorldCom in February 1996.

         In July 1996, GTN, a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company, converted accounts payable to the Company for long distance services provided by the Company into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The outstanding principal amount of and accrued interest on the note is payable monthly and matures on June 15, 1997. Gerald M. Dunne, Sr. has pledged 50,000 shares of the Company's Common Stock owned by him to secure repayment of such promissory note.

         At January 31, 1996, the Company owed an aggregate of approximately $73,000 to stockholders of the Company.

         The Company's accounts receivable, less allowance for doubtful accounts, were $2,998,096 at January 31, 1997 as compared to $1,201,710 at April 30, 1996. Increased accounts receivable has required the Company to use substantial working capital to finance receivables, which has materially adversely affected its liquidity and working capital position.

         At January 31, 1997, the Company's allowance for doubtful accounts was $1,045,000, as compared to $358,000 at April 30, 1996, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectability of accounts receivable could continue to have a material adverse effect of the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 3.3% of the Company's revenues for the year ended April 30, 1996 and 4.3% for the nine months ended January 31, 1997.

         The Company's capital requirements have been and will continue to be significant. The Company is dependent on the proceeds of the Offering of or other financing to fund its cash requirements necessary to finance its anticipated growth in accounts receivable and reduce its working capital deficit. Based on the Company's currently proposed plans and assumptions relating to its operations, the Company believes that the proceeds of the

Offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for at least twelve months following the consummation of the Offering. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the Offering or projected cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing sooner than anticipated or curtail its operations. There can be no assurance that any such additional financing will be available to the Company on commercially reasonable terms, or at all.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings

         Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") have filed combined suits against the Company alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply with the payment terms of their contracts. Nortel and Accutel claim that the Company anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation. The Company believes it was justified in terminating service in accordance with the contracts and intends to vigorously defend its position. However, there can be no assurance as to the possible outcome of this action.

         Between October 1991 and June 1991, the Company borrowed an aggregate of approximately $125,000 from Mr. Harold L. Sutton, a stockholder of the Company. As of April 30, 1996, the Company owed Mr. Sutton approximately $17,069. In connection with such borrowings the Company at various times pledged securities to secure its obligations. The Company and Mr. Sutton currently are in dispute with respect to the ownership of 100,000 shares of Common Stock originally pledged to secure the Company's borrowings from Mr. Sutton. In January 1997, the Company filed an action seeking a declaratory judgment and a judicial determination as to the amount in dispute.


 Pursuant to the Plan and Agreement of Merger dated November 14, 1995
(the "Plan"), Group Long Distance, Inc., a Florida corporation ("GLD"), was merged (the "Merger") into Second ITC Corporation, a Florida corporation ("Second ITC") and Second ITC changed its name to Group Long Distance, Inc. Second ITC was founded by ITC Integrated Systems, Inc. ("ITC Integrated") which owned 1,870,000 shares of Second ITC and by 7 existing shareholders of GLD, who owned in the aggregate the remaining 130,000 shares (the "Founders Shares") of

Second ITC (the "Individual Founders"), respectively. The Individual Founders were Gerald M. Dunne, Jr., Rafael Alvarez, Jr., Jeffrey Granick, Andrea Morey, Michael Mueller, Vincent Tumminello and Jeffrey Ullman. The Plan stated that the shareholders of GLD would own 94% of the outstanding shares of Second ITC and the existing shareholders of Second ITC would own the remaining 6% of the shares outstanding. The shareholders of GLD received 1,750,000 shares of Second ITC owned by ITC Integrated which resulted in (i) the shareholders of GLD receiving 87.5% of the outstanding shares of Second ITC and the existing shareholders of Second ITC, namely the Individual Founders and ITC Integrated retaining 130,000 and 120,000 shares of Second ITC, respectively, or an aggregate of 12.5% of the outstanding shares of Second ITC, and (ii) in a partial dilution of the interests received by the shareholders of GLD in the Merger from 94% to 87.5% (the "Dilution"). In December 1996 and January 1997, the Board of Dirctors of the Company, a majority of the shareholders of the Company that were shareholders of GLD (the predecessor) at the time of the Merger and a majority of the current shareholders of the Company, each ratified and approved the Merger and the resulting Dilution. Shareholders affected by the Dilution may have a cause of action against the Company and the Individual Founders for the failure to disclose the issuance of the Founders Shares to the Individual Founders. Although the Dilution was subsequently ratified by a majority of the shareholders of the Company, there can be no assurance that a shareholder may not seek legal remedy against the Company or the Individual Founders. Any such action could have a material adverse effect on the Company.

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

Item 2(c).        Changes in Securities.

         In November 1996, in connection with an amendment of the Acquisition Loan, the Company issued to Tel-Save Holdings, Inc. a five-year warrant to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. Tel-Save Holdings, Inc. expressed its intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrant. TelSave Holdings, Inc. had adequate access, through its relationship with the Company, to information about the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

         On November 21, 1996, the holders of a majority in interest of the shares of Common Stock of the Company executed a Written Consent in Lieu of a Special Meeting authorizing, approving and adopting a resolution to authorize and direct the proper officers of the Company to file an Amendment to the Articles of Merger of the Company with the Secretary of State of the State of Florida eliminating an ambiguity in the Articles of Merger. 1,207,769 shares were voted for the consent, 1,049,585 shares were not voted, and no shares were voted against the consent.

         On January 15, 1997, the holders of a majority in interest of the shares of Common Stock of the Company executed a Written Consent in Lieu of a Special Meeting authorizing, approving and adopting a resolution to ratify and approve a transaction relating to the merger of a corporation named Group Long Distance, Inc., a Florida Corporation ("GLD") into Second ITC Corporation, a Florida Corporation ("Second ITC"), which changed its name to Group Long Distance, Inc. Second ITC was founded by ITC Integrated Systems, Inc. ("ITC Integrated"), which owned 1,870,000 shares of Second ITC, and by seven existing shareholders of GLD (the "Individual Founders"), who owned in the aggregate the remaining 130,000 shares (the "Founders Shares") of Second ITC. A Plan and Agreement of Merger dated November 14, 1995 stated that upon consummation of the merger the shareholders of GLD would own 94% of the outstanding shares of Second ITC and the existing shareholders of Second ITC would own the remaining 6% of the shares outstanding. The shareholders of GLD received 1,750,000 shares of Second ITC owned by ITC Integrated which resulted in (i) the shareholders of GLD receiving 87.5% of the outstanding shares of Second ITC and the existing shareholders of Second ITC, namely the Individual Founders and ITC Integrated retaining 130,000 and 120,000 shares of Second ITC, respectively, or an aggregate of 12.5% of the outstanding shares of Second ITC (the "Transaction"), and (ii) in a partial dilution of the interest received by the shareholders of GLD in the merger from 94% to 87.5% (the "Dilution"). The consent ratified and approved the

Transaction and the Dilution. 1,119,183 shares were voted for the consent, 1,093,171 shares were not voted, and no shares were voted against the consent.

         On January 15, 1997, the holders of a majority in interest of the shares of Common Stock of the Company executed a Written Consent in Lieu of a Special Meeting authorizing, approving and adopting resolutions to (i) amend and restate in its entirety the Company's Articles of Incorporation, increasing the authorized capital stock of the Company to 12,000,000 shares of Common Stock, no par value and 2,000,000 shares of Preferred Stock, no par value, (ii) adopt the Company's 1996 Stock Option Plan, and (iii) authorize and direct the proper officers of the Company to file the amended and restated Articles of Incorporation with the Secretary of State of the State of Florida. 1,257,813 shares were voted for the consent, 954,541 shares were not voted, and no shares were voted against the consent.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K(a).

         (a)      Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K:

                  None

SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant had duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              GROUP LONG DISTANCE, INC.

                                                 /s/ Gerald M. Dunne, Jr.
Date: March 20, 1997                          By:___________________________
                                                 Gerald M. Dunne, Jr.,
                                                 Chief Executive Officer

                                                 /s/ Peter J. Russo
Date: March 20, 1997                          By:___________________________
                                                 Peter J. Russo,
                                                 Chief Financial Officer