Form 10KSB
period 1997-04-30
GROUP LONG DISTANCE INC
filed 1997-08-13
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                  FORM 10-KSB

(Mark One)
/X/ ANNUAL REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended April 30, 1997

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

             For the transition period from __________ to __________

                         Commission file number 0-21913

                            GROUP LONG DISTANCE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Florida                                     65-0213198
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)

                       1451 West Cypress Road, Suite 200,
                            Fort Lauderdale, FL 33309
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 771-9696
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                       Name of Each Exchange
        Title of Each Class                             on Which Registered
    --------------------------                       -------------------------
    Common Stock, no par value                       Boston Stock Exchange and
                                                       Nasdaq SmallCap Market
    Redeemable Warrants                              Boston Stock Exchange and
                                                       Nasdaq SmallCap Market

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Revenues for the fiscal year ended April 30, 1997 were $23,430,846.

The aggregate market value of voting stock held by non-affiliates as of July 15, 1997 was $15,905,976.

The number of shares of Common Stock, no par value, outstanding as of July 15, 1997 was 3,462,354.

The number of Redeemable Warrants outstanding as of July 15, 1997 was 1,437,500.

Transitional Small Business Disclosure Format (check one):  Yes / /    No /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders, which will be filed on or before August 28, 1997, are incorporated by reference into Part III of this Report.

                              --------------------

================================================================================

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Item 1.  Description of Business..........................................   1
         The Company......................................................   1
         Services and Products............................................   3
         Acquisitions.....................................................   4
         Industry Background and Government Regulation....................   5
         Competition......................................................   7
         Employees........................................................   8

Item 2.  Description of Property..........................................   8

Item 3.  Legal Proceedings................................................   9

Item 4.  Submission of Matters to a Vote of Securities Holders............  11

Item 5.  Market for Common Equity and Related Stockholder Matters.........  11

Item 6.  Management's Discussion and Analysis or Plan of Operation........  13
         Overview.........................................................  13
         Acquisitions.....................................................  15
         Results of Operations............................................  16
         Liquidity and Capital Resources..................................  18
         Effects of Inflation.............................................  21
         Legal Proceedings................................................  22
         Factors That Could Affect Operating Results......................  23

Item 7.  Financial Statements.............................................  25

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.............................................  25

Item 9.  Directors and Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................  25

Item 10. Executive Compensation...........................................  25

Item 11. Security Ownership of Certain Beneficial Owners and Management...  26

Item 12. Certain Relationships and Related Transactions...................  26

Item 13. Exhibits, List and Reports on Form 8-K...........................  27

Signature Page............................................................  31

Reports of Independent Public Accountants................................. F-1

Financial Statements...................................................... F-2

This Annual Report on Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to risks and factors identified from time to time in the Company's filings with the SEC including those discussed in this Report.

                                     PART I

Item 1.  Description of Business

The Company

         Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long-distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. During the first quarter of its 1998 fiscal year, the Company discontinued its international call back business. The Company was incorporated under the laws of Florida in September 1995 by ITC Integrated System, Inc. ("ITC"), an unaffiliated third party, under the name Second ITC Corporation ("Second ITC") as the successor to the business of Group Long Distance, Inc. ("GLD"), which was incorporated under the laws of Florida in July 1990. In November 1995, GLD was merged into Second ITC and Second ITC simultaneously changed its name to Group Long Distance, Inc. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly-owned subsidiaries.

         For the fiscal years ended April 30, 1997, 1996 and 1995, the Company's revenues were $23.4 million, $12.4 million and $9.6 million, respectively. The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc. ("Tel-Save"), a switch-based reseller. Such revenues represented 74%, 61% and 67% of total revenues for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

          As a non-facilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks. Because the Company does not own or operate any primary transmission facilities, it is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The Company has entered into agreements with Tel-Save, WorldCom/LDDS Inc. ("WorldCom"), Intermedia Communications Inc. ("ICI") and other long distance carriers which provide access to phone lines and transmission facilities necessary to transmit customer calls. The Company has also entered into an agreement with UUNET Technologies, Inc. to provide Internet access. Through these contracts, the Company has obtained volume discounts on long distance rates by committing to purchase minimum volumes of telecommunications usage each month. The Company then resells these discounts to commercial customers which would not otherwise qualify due to their low individual telecommunications usages.

         To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the fiscal years ended April 30, 1997 and 1996, these commitments aggregated approximately $8,600,000 and $3,200,000, respectively. Pursuant to its current agreements with its carriers, the Company's volume commitments will increase substantially during the next two years to an aggregate of approximately $36,000,000 for the year-ended April 30, 1998 and leveling off to an aggregate of $51,100,000 for the year ended April 30, 1999 and thereafter. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

         The Company's customers are primarily small and medium-sized businesses and historically have been located principally in the Southeastern United States. As a result of its marketing efforts and acquisitions, however, the Company has been able to expand its geographical market to include all of the United States, except Alaska and Vermont, and the Caribbean region. The Company targets customers whose telecommunications usage needs generally do not qualify for major carriers' volume discounts or for the level of support services made available to higher volume users. As of April 30, 1997, the Company had approximately 44,000 customers.

         The Company currently markets its services and products through two distinct channels: independent telemarketers and direct sales. Historically, the Company has also utilized field service personnel, independent agents and distributors in its marketing efforts, and has sold certain of its telecommunications services on a wholesale basis to smaller resellers.

         The Company relies on the marketing of its services to generate a significant portion of its revenues. Telemarketers are compensated by negotiated commissions on business generated for the Company. The Company typically grants a nonexclusive right to solicit customers and requires its telemarketers to maintain minimum billing and customer retention levels. In contrast, the Company's direct sales personnel receive an initial commission for securing a sale and a residual commission so long as that customer and the direct sales personnel remain with the Company.

         As a result of the economic efficiencies afforded by using independent telemarketers, the Company has significantly increased its use of telemarketers during the calendar 1997 year. The Company anticipates that it will become increasingly dependent upon these independent telemarketers to market its services.

         The Company operates in a highly fragmented segment of the telecommunications industry and has historically expanded its operations through the acquisition of customer bases. The Company regularly evaluates possible acquisition opportunities and may seek to acquire smaller resellers and customer bases in order to expand the distribution of its services and products and its geographic markets. On August 11, 1997 the Company acquired all the issued and outstanding capital stock of Eastern Telecommunications Incorporated, a New York-based reseller of long-distance services. (See Management's Discussion and Analysis ("MD&A") -- Subsequent Events and Note Q to the Notes to the Financial Statements.) Except as otherwise disclosed herein, the Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will not experience increased customer attrition as a result of any acquisition, that the Company be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt or other obligations incurred in connection with any acquisition.

         On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Net proceeds to the Company from the Offering were approximately $3.9 million. Approximately $2.5 million of the proceeds from the Offering have been used for working capital and general business purposes, including the repayment of certain indebtedness, as well as the Company's marketing and sales purposes. The Company anticipates using the balance of the proceeds from the Offering for similar purposes. In connection with the Offering, the Company also sold to the underwriters, for a nominal amount, underwriters' warrants to purchase 125,000 shares of Common Stock at an exercise price equal to $4.95 per share and warrants to purchase 125,000 Redeemable Warrants at $.11 per Redeemable Warrant.

         The Company intends to actively pursue a strategy of continued growth and will seek to expand the distribution of its services and products and maximize penetration of new and existing geographic markets. The Company intends to expand its marketing activities by increasing the use of independent telemarketers. The Company will also continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and
(iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.

Services and Products

         The Company's principal services which have historically accounted for all of the Company's revenues, are its basic "1 plus" and "800" long distance services. Such services accounted for 95%, 97% and 99% of total revenues for the fiscal years ended April 30, 1997, 1996 and 1995, respectively.

         The Company also offers the following services and products, which in the aggregate accounted for 5%, 3% and less than 1% of the Company's total revenues for the fiscal years ended April 30, 1997, 1996, 1995, respectively.

         Prepaid Calling Cards. Since 1995, the Company has offered its "EZ Call" prepaid calling cards directly to customers. The Company's calling card is prepaid and may also have additional time added to it by using a major credit card. Since 1996, the Company has been a party to an agreement with Target Stores, a retail department store chain, regarding the sale of the prepaid calling cards through their stores.

         IntraLATA Toll Service. IntraLATA calls are non-local toll calls made within a state. Since 1995, as a result of regulatory changes, the Company has been able to offer IntraLATA service to existing long distance customers, thereby enabling its customers to initiate their IntraLATA toll calls in the same manner that a normal long distance call is initiated.

         Internet Access. The Company offers a service which includes Internet domain registration and services (e.g., design, placement and advertising), Web sites, monthly access to the Internet for dial-up and dedicated usage, and a discounted "800" service to respond and/or reply to the customers' eventual order flow. This package also includes e-mail, Web browser, Internet dialer and search engines, and facsimile-related services. The Company has offered this service since 1996.

         The Company markets its basic long distance services "bundled" with other services and products, such as local telecommunications access, Internet access and fax broadcast services. The Company believes that if it is successful in bundling its services, it may increase revenue per customer and decrease customer attrition. The Company also believes that such bundling should be attractive to small businesses seeking to obtain a variety of services from a single provider. No assurance, however, can be given that such objectives can be achieved.

         The Company has historically experienced delays in provisioning (activating new customers) by its carriers. In an effort to improve provisioning efficiencies, beginning in the fourth quarter of its 1997 fiscal year, new customers of domestic switched, basic "1 plus" and "800" services have been provisioned through Tel-Save's own nationwide telecommunications network, One Better Net ("Tel-Save's OBN"). This network enables the Company to provide the quality of AT&T (now Lucent Technologies, Inc.) switches and AT&T-provided transmission facilities and billing services. The Company also offers direct billing services to customers serviced by WorldCom and ICI. The Company receives monthly records from its carriers which detail the calls made by its customers. The Company then rates the calls and bills its customers directly. The Company is dependent upon the timely receipt and accuracy of call data records provided by its carriers.

Acquisitions

         The Company has historically expanded its operations through the acquisitions of customer bases. For the three-year period ended April 30, 1997, the Company made the following acquisitions: (See MD&A -- Subsequent Events and Note Q to the Notes to the Financial Statements.)

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of common stock of Tel-Save in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the Acquisition Loan, described below).

         In July 1996, the Company acquired all of the issued and outstanding capital stock of Adventures-in-Telecom, Inc. ("AIT"), a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. The acquired company consisted of a customer base of 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In July 1996, in connection with the AIT acquisition, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). As amended, the loan agreement provides for the repayment of the Acquisition Loan in monthly payments of $125,000 plus interest beginning after September 1997. To induce Tel-Save to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share.

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. The note is payable in equal monthly installments of $10,000 and is due February 1, 1998. The acquired company operated switching equipment which allowed it to act as an international call back and call through provider and offered prepaid calling cards, Internet access, voice mail and facsimile broadcast services. Its customer base included approximately 200 commercial customers.

         In October 1995, the Company acquired a customer base of approximately 1,000 small businesses from Touchtone Network, Inc. in consideration of $553,223.

         In February 1995, the Company acquired a customer base of approximately 350 small businesses from Rockwell Communications, Inc. in consideration of $37,045.

Industry Background and Government Regulation

         The Company's telecommunications services are subject to government regulation. Federal law regulates domestic interstate and international telecommunications, and state law regulates telecommunications that originate and terminate within the same state.

         The telecommunications industry's structure has until recently been formed by a 1982 court decree (the "Consent Decree") between AT&T and the United States Department of Justice which required the divestiture by AT&T of its Bell operating companies and divided the country into 201 Local Areas and Transport Areas ("LATAs"). The 22 Bell operating companies, which were combined into seven Regional Bell Operating Companies ("RBOCs"), were allowed to provide local telephone service, local access service to long distance carriers and service within LATAs ("intraLATA service"). However, the right to provide service between LATAs ("InterLATA service") was restricted to AT&T and other long distance carriers.

         To encourage competition in the long distance market, the Consent Decree and certain FCC regulations require most RBOCs and other local exchange carriers ("LECs") to provide access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These "equal access" provisions are intended to prevent preferential treatment of AT&T by LECs and, with other regulatory, judicial and technological factors, have helped smaller companies to become competitive alternatives to AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Corporation ("Sprint") for long distance services. A May 1996 FCC report stated that as of December 31, 1994 there were 465 long distance carriers purchasing equal access services from LECs in the United States. Included in these carriers are the "first tier" of AT&T, MCI and Sprint, a "second tier" of somewhat smaller carriers, such as WorldCom, Allnet Communications Services, Inc., Cable & Wireless Communications and LCI International, and a "third tier" of the remaining companies.

         The long distance industry may be significantly altered in the future by two recent regulatory enactments. First, in October 1995, the FCC terminated AT&T's previous price cap regulations regarding service to residences and small businesses and now allows AT&T to file effective rate schedules on one day's notice, thereby limiting competitors' previous ability to protest such tariffs. These changes give AT&T increased flexibility that may permit it to compete more effectively with smaller long distance service providers, such as the Company, particularly in regard to the small business customers which compose the vast majority of the Company's customer base. Second, on February 8, 1996, the President signed the Telecommunications Act, designed to introduce more competition into U.S. telecommunications markets. This Act increases the potential for competition in both the long distance services market, by removing the prohibitions against RBOCs providing long distance services, and in the local services market by requiring LECs to permit interconnection to their networks, thus allowing long distance and regional carriers to compete in local markets. Due to these changes, the Company may be forced to compete with both RBOCs and long distance carriers to a greater degree than in the past.

         Federal Regulation. International non-dominant carriers must maintain tariffs on file with the FCC. The tariffs of non-dominant carriers, such as the Company, are presumed lawful and are seldom contested, although those tariffs and the rates and charges they specify are subject to FCC review.

         In October 1996, the FCC adopted an order which required nondominant, interstate, interexchange carriers, such as the Company, to withdraw their tariffs, insofar as such tariffs apply to interstate services (the "Detariffing Order"). Recently, the United States Court of Appeals for the District of Columbia Circuit granted motions for stay of the Detariffing Order, pending judicial review. According to an FCC Public Notice, the result of this stay is that the tariffing rules in place prior to the effectiveness of the Detariffing Order are in effect, and nondominant carriers providing interstate, domestic interexchange services continue to be required to file tariffs pursuant to the FCC's Rules.

         Among domestic local carriers, only the current LECs are presently classified by the FCC as dominant carriers for the provision of interstate access services. This means that the FCC regulates many of the LECs' rates, charges and services to a larger degree than the Company's. The FCC's regulation of LECs is expected to decrease over time, especially given the 1996 Telecommunications Act. The FCC has proposed that RBOCs that provide out-of-region long distance services be regulated as non-dominant carriers.

         State Regulation. The intrastate long distance operations of the Company are also subject to various state law and regulations, including prior certification, notification and registration requirements. The vast majority of states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or be found exempt from regulation, before commencing intrastate services. Most states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, cancelled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations.

         The Company provides interstate and international long distance service in all or some portions of 50 states for which the Company has filed a tariff with the FCC. The Company is authorized, pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis, to provide intrastate service in 48 states and is in the process of finalizing approval in the State of Vermont. The Company does not provide intrastate service in Alaska.

Competition

         The Company faces intense competition in the marketing and sale of its services and products. The Company's long distance, prepaid calling cards, Internet and other services and products compete for consumer recognition with other long distance, calling card, Internet and other services and products which have achieved significant international, national and regional consumer loyalty. Many of these services and products are marketed by companies which are well-established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase. These and other large telephone companies have also entered or have announced their intention to enter into the prepaid phone card and Internet segments of the telecommunications industry. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. The markets for telecommunications services and products are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative "smart" card technologies, may reduce demand for traditional land-line long distance telephone services generally and the Company's services in particular. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.

         Recent regulatory changes may also result in significantly increased competition. In October 1995, the FCC terminated AT&T's designation as a dominant carrier, which will make it easier for AT&T to compete directly with the Company for low volume commercial long distance customers. Also, the recently adopted 1996 Telecommunications Act is designed to introduce increased competition in domestic telecommunications markets by facilitating the entry of any entity (including cable television companies and utilities) into both the long distance and local telecommunications markets. Consequently, this act increases the potential for increased competition by permitting long distance and regional carriers in local markets and the well-capitalized RBOCs and local exchange carriers in long distance markets.

Employees

         As of April 30, 1997, the Company employed 29 persons on a full-time basis. None of the Company's employees are represented by a union. The Company considers relations with its employees to be satisfactory.

Item 2.  Description of Property

         The Company's offices located at 1451 West Cypress Creek Road, Suite 200, Fort Lauderdale, Florida are leased by the Company under a four-year lease which expires in March 2000 and comprises 7,950 square feet. The Company pays rent of approximately $8,000 per month, which is subject to a 4% adjustment on an annual basis.

         The Company has closed its sales office located in Winter Park, Florida and is attempting to sublet its lease which expires on December 31, 1998 for the 925 square foot space. The Company pays rent of approximately $1,000 per month, which is subject to a 4% adjustment on an annual basis.

         The Company believes its existing facilities are adequate to meet current needs and it does not anticipate any difficulty in negotiating renewals as leases expire or in finding other satisfactory space if existing facilities become unavailable or if additional space is needed.

Item 3.  Legal Proceedings

Current Legal Proceedings. The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

          In 1996, Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") filed combined suits against the Company in a civil action styled Nortel, Inc. and Accutel Communications, Inc. v. Group Long Distance, Inc., No. CACE-96-014773 (07) (Broward County, Fla.), alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply with the payment terms of their contracts. Nortel and Accutel have alleged that the Company anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation scheduled for November 1997. The Company believes it was justified in terminating service in accordance with the contracts and intends to defend vigorously its position. However, there can be no assurance to the outcome of this action.

Other Legal Proceedings. In 1991, the Company borrowed approximately $125,000 from Mr. Harold Sutton, which was originally secured by 100,000 shares of the Company's Common Stock. At April 30, 1996, the Company owed Mr. Sutton $17,069 and Mr. Sutton and the Company were in a dispute over the ownership of the 100,000 shares originally pledged. In January 1997, the Company sought a declaratory judgment and judicial determination as to the amount in dispute. On April 28, 1997, the matter was settled for $52,000 in final settlement of all claims against the Company.

Other Matters and Indemnification. Pursuant to the Plan and Agreement of Merger dated November 14, 1995 (the "Plan"), Group Long Distance, Inc., a Florida corporation ("GLD"), was merged (the "Merger") into Second ITC and Second ITC changed its name to Group Long Distance, Inc. The Plan stated that the shareholders of GLD would own 94% of the outstanding shares of Second ITC and the existing shareholders of Second ITC would own the remaining 6% of the shares outstanding. Because the founders of GLD held certain founding shares (the "Founders' Shares") in Second ITC, there was a partial dilution of the interests received by the shareholders of GLD in the Merger from 94% to 87.5% (the "Dilution"). While the Merger was approved by the Board of Directors and a majority of the shareholders of the Company that were shareholders of GLD (the predecessor) at the time of the Merger and a majority of the then current shareholders of the Company, shareholders affected by the Dilution may have a cause of action against the Company. There can be no assurance that a shareholder may not seek legal remedy against the Company or the individual founders, notwithstanding the foregoing approvals. In the event any such action is brought, the Company's results of operations or cash flow for a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable outcome.

         In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the Offering, and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders and in the event that as a result of any such claim, the Company is required to issue additional shares of Common Stock, the founders have agreed to deliver an equal number of shares of Common Stock to the Company for cancellation.

General. The Company is from time to time the subject of complaints or litigation in the ordinary course of its business. Except as disclosed, the Company believes that such lawsuits, claims and other legal matters to which it has become subject are not material to the Company's financial condition or results of operations, but an existing or future lawsuit or claim resulting in an unfavorable outcome to the Company could have a material adverse effect on the Company's financial condition and results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders

         As of February 21, 1997, the following actions were approved by a majority of shares of the Company entitled to vote thereon by written consents in lieu of a special meeting of shareholders:

         1. Of the 2,212,354 shares entitled to vote, written consents representing 1,274,172 shares were received approving and adopting the Amended and Restated Articles of Incorporation by written consent, dated as of January 15, 1997. The balance of the shares entitled to vote thereon abstained.

         2. Of the 2,212,354 shares entitled to vote, written consents representing 1,274,172 shares were received approving and adopting the Group Long Distance, Inc. 1996 Stock Option Plan by written consent, dated as of January 15, 1997. The balance of the shares entitled to vote thereon abstained.

         3. Of the 2,212,354 shares entitled to vote, written consents representing 1,293,225 shares were received ratifying and approving the issuance of shares in a predecessor corporation ("Second ITC") to certain founding shareholders of Second ITC, prior to the merger of GLD with and into Second ITC (the "Merger"), that resulted in a partial dilution to shareholders of GLD after the Merger by written consent, dated as of January 15, 1997. The balance of the shares entitled to vote thereon abstained.

         No other matters were submitted by the Company to a vote of shareholders, through the solicitation of proxies or otherwise, during the quarter ended April 30, 1997.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Price Range of Common Stock and Redeemable Warrants. Since March 31, 1997, the date the following shares first traded, the Common Stock and the Redeemable Warrants have been quoted on the Nasdaq SmallCap Market under the symbols "GLDI" and "GLDIW," respectively, and on the BSE under the symbols "GPL" and "GPLW", respectively. Prior to March 31, 1997, the Common Stock traded on a limited basis on the OTC Bulletin Board, under the symbol "GLDT" and prior to that date the Redeemable Warrants did not trade.

         The following sets forth, for the periods indicated, high and low per share bid information for the Common Stock reported on the Nasdaq SmallCap Market. Such high and low bid information reflect inter-dealer quotas without retail, mark-up, mark down or commissions and may not represent actual transactions:

                     For the period beginning April 1, 1996
                            and ending April 30, 1996
                 ----------------------------------------------
                     High                           Low
                 ----------------------------------------------

                   $5.0625                        $4.875


                                            For the period beginning
                                                May 1, 1996 and
                                             Ending April 30, 1997
                                          ---------------------------
                                               High          Low
         -----------------------------------------------------------

         First Quarter.................      $ 7.50        $ 3.25
         Second Quarter................        6.50          5.375
         Third Quarter.................        5.50          3.50
         Fourth Quarter................        5.00          2.625

         The following table sets forth, for the period beginning March 31, 1997 (the date that the Company's Redeemable Warrants first traded) and ending April 30, 1997, the high and low sales price as reported on the Nasdaq National Market System.

                     For the Period beginning March 31, 1997
                            and ending April 30, 1997
                 ----------------------------------------------
                         High                      Low
                 ----------------------------------------------

                        $1.875                   $0.75

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

         Approximate Number of Security Holders. As of July 15, 1997, the Company had approximately 137 registered holders of record of the Common Stock and 6 registered holders of record of the Redeemable Warrants.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save, Inc. ("Tel-Save"), WorldCom/LDDS Inc. ("WorldCom"), and Intermedia Communications Inc. ("ICI"). The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 74%, 61% and 67% of total revenues for the years ended April 30, 1997, 1996 and 1995, respectively.

         To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the years ended April 30, 1997 and 1996, these commitments aggregated approximately $8,600,000 and $3,200,000, respectively. Pursuant to its current agreements with its carriers, the Company's volume commitments will increase substantially during the next two years to an aggregate of approximately $36,000,000 for the year-ended April 30, 1998 and leveling off to an aggregate of $51,100,000 for the year ended April 30, 1999 and thereafter. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

         The Company relies on the marketing of its services, which is currently performed by independent telemarketers and direct sales personnel, to generate a significant portion of its revenues. During the calendar 1997 year, the Company has significantly increased its use of telemarketers, and anticipates that it will become increasingly dependent upon these independent telemarketers to market its services.

         The Company has historically experienced delays in provisioning (activating new customers) by its carriers. In an effort to improve provisioning efficiencies, beginning in the fourth quarter of its 1997 fiscal year, new customers of domestic switched, basic "1 plus" and "800" services have been provisioned through Tel-Save's own nationwide telecommunications network, One Better Net ("Tel-Save's OBN"). This network enables the Company to provide the quality of AT&T (now Lucent Technologies, Inc.) switches and AT&T-provided transmission facilities and billing services. The Company also offers direct billing services to customers serviced by WorldCom and ICI. The Company receives monthly records from its carriers which detail the calls made by its customers. The Company then rates the calls and bills its customers directly. The Company is dependent upon the timely receipt and accuracy of call data records provided by its carriers.

         The Company's operating results are significantly affected by customer attrition rates. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment.

         In connection with the acquisition of Adventures-in-Telecom, Inc ("AIT") in July 1996, the Company acquired a customer base of approximately 30,000 small businesses and recorded an asset of approximately $6.6 million at July 31, 1996, of which $5.6 million (net of receivables and marketing advances) was to be amortized, over a five-year period. In December 1996, due to significant attrition in the AIT customer base, the Company accelerated the amortization of the acquisition costs of such base to the rate of 75% for the first year (approximately $3,888,700) which had a material adverse effect on the Company's operating results for the fiscal year ended April 30, 1997. The Company expects to amortize the remaining balance of customer acquisition costs of approximately $1,767,500 at the end of the first year after the AIT acquisition, at a rate of 15% and 10%, respectively, over the second and third years after such acquisition.

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

         The Company's ability to continue and to expand its operations is dependent upon the Company's ability to maintain satisfactory relationships with existing carriers and independent telemarketers and establish relationships with additional carriers and independent telemarketers.

         On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Net proceeds to the Company from the Offering were approximately $3.9 million. Approximately $2.5 million of the proceeds from the Offering have been used for working capital and general business purposes, including the repayment of certain indebtedness, as well as the Company's marketing and sales purposes. The Company anticipates using the balance of the proceeds from the Offering for similar purposes. In connection with the Offering, the Company also sold to the underwriters, for a nominal amount, underwriters' warrants to purchase 125,000 shares of Common Stock at an exercise price equal to $4.95 per share and warrants to purchase 125,000 Redeemable Warrants at $.11 per Redeemable Warrant.

         The Company operates in a highly fragmented segment of the telecommunications industry and has historically expanded its operations through the acquisition of customer bases. The Company regularly evaluates possible acquisition opportunities and may seek to acquire smaller resellers and customer bases in order to expand the distribution of its services and products and its geographic markets. On August 11, 1997, the Company acquired all the issued and outstanding capital stock of Eastern Telecommunications Incorporated, a New York-based reseller of long-distance services. (See Subsequent Events hereof and Note Q to the Notes to the Financial Statements.) Except as otherwise disclosed herein, the Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will not experience increased customer attrition as a result of any acquisition, that the Company be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt or other obligations incurred in connection with such acquisition.

         The Company intends to actively pursue a strategy of continued growth and will seek to expand the distribution of its services and products and maximize penetration of new and existing geographic markets. The Company intends to expand its marketing activities by increasing the use of independent telemarketers. The Company will also continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and
(iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.

Acquisitions

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of Common Stock of Tel-Save in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the AIT Acquisition Loan, described below). The $600,000 reduction of debt by Tel-Save has been accounted for as a contribution to paid-in capital by Tel-Save. In connection with the acquisition, no value was assigned to the customer base acquired.

         In July 1996, the Company acquired all of the issued and outstanding capital stock of Adventures-in-Telecom, Inc. ("AIT"), a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. The acquired assets consisted of a customer base of approximately 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In December 1996, the Company accelerated the amortization of the acquisition costs of the AIT customer base due to significant customer attrition, resulting in $2,333,200 of additional amortization expense for the year ended April 30, 1997. In connection with the AIT acquisition in July 1996, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). To induce Tel-Save to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share. Both warrants are exercisable through July 2001 and subject to certain registration rights. Higher than expected customer attrition was primarily attributable to the Company's inability to implement customer service and retention program, including delays in provisioning customers, as well as increased competition with respect to such customer base.

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. Such note is payable in equal monthly installments of $10,000 until February 1, 1998. The acquired company operated switching equipment in Fort Lauderdale, Florida, which allowed it to act as an international call back and call through provider and also offered prepaid long distance calling cards.

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                      Year Ended April 30,
                                                    ------------------------
                                                       1997          1996
                                                    ----------    ----------
Sales                                                  100%           100%
Cost of Sales                                           73             73
Gross profit                                            27             27
Selling, general and administrative expense             24             23
Depreciation and amortization expense                   19              *
Unusual and non-recurring item                           2            ---
Interest expense, net                                    2              *
Earnings (losses) before income taxes                   20              3
Income taxes                                             2              1
Net income (loss)                                       18              2
---------------------
* Less than 1 percent


         Comparison of Fiscal Year Ended April 30, 1997 to Fiscal Year Ended April 30, 1996.

         Net Loss. The Company incurred a net loss of $4,132,722, or $1.78 per share, for the fiscal year ended April 30, 1997, as compared to net earnings of $197,965 for the fiscal year ended April 30, 1996, or $.10 per share, primarily as a result of the acceleration of amortization expense associated with the AIT acquisition. Additionally, expenses recognized in connection with marketing advances paid to telemarketers to obtain new customers also contributed to this loss.

         Sales. The Company's sales were $23,430,846 for the fiscal year ended April 30, 1997 compared to $12,364,643 for the fiscal year ended April 30, 1996, an increase of $11,066,203 or 90%. The increased sales are primarily the result of the AIT and Great Lakes acquisitions, as well as increased telemarketing efforts.

         Cost of Sales. Cost of sales was $17,219,730 for the fiscal year ended April 30, 1997 compared to $9,009,131 for the fiscal year ended April 30, 1996, an increase of $8,210,599 or 91%. As a percentage of sales, cost of sales remained constant at 73% for the fiscal year ended April 30, 1997 and the fiscal year ended April 30, 1996. Gross margin was $6,211,116 for the fiscal year ended April 30, 1997 compared to $3,355,512 for the fiscal year ended April 30, 1996, an increase of $2,855,604 or 85%. As a percentage of sales, gross margin remained constant at 27% for the fiscal year ended April 30, 1997 and the fiscal year ended April 30, 1996.

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $5,524,022 for the fiscal year ended April 30, 1997 compared to $2,835,316 for the fiscal year ended April 30, 1996, an increase of $2,688,706 or 95%. This increase in SG&A was due primarily to increased bad debt expense resulting from increased business, and payroll costs resulting from the employment of additional customer service, collections and provisioning staff to handle the increased business in connection with the acquisitions. SG&A also included $698,830 expensed in connection with marketing advances paid to telemarketers to obtain new customers. Of the amount, $421,030 is attributed to marketing advances paid by the Company; and $277,800 is attributable to advances which are the subject of the Nortel/Accutel lawsuit. (See Notes B and Q to the Notes to the Financial Statements.) Effective May 1997, the Company ceased paying marketing advances to its telemarketers. As a percentage of sales, SG&A for the fiscal years ended April 30, 1997 and 1996 remained relatively constant at approximately 24% and 23%, respectively.

         Unusual and Non-Recurring Item. The unusual and non-recurring item reported of $460,720 for the fiscal year ended April 30, 1997 represents costs associated with the unauthorized usage of the Company's Direct Inward Dialing circuits which has resulted in the Company's inability to recover long distance service and switching charges associated with such circuits. These circuits have been disconnected and no further unauthorized usage is possible. (See Note P to Notes to Financial Statements.)

         Depreciation and Amortization Expense. Depreciation and amortization expense was $4,495,609 for the fiscal year ended April 30, 1997 compared to $133,281 for the fiscal year ended April 30, 1996, an increase of $4,362,328. As a percentage of total sales, depreciation and amortization expense was 19% for the fiscal year ended April 30, 1997 compared to less than 1% for the fiscal year ended April 30, 1996. The increase in depreciation and amortization expense, as well as the increase as a percentage of sales, was attributable to the Company's change in the estimated rate of amortization of the AIT customer base due to significant customer attrition experienced following the AIT acquisition.

         Interest Expense Net. Interest expense (net) for the fiscal year ended April 30, 1997 was $365,487 compared to $19,050 for the fiscal year ended April 30, 1996, an increase of $346,437. This increase in interest expense was primarily a result of the incurrence of the $5,521,230 Acquisition Loan from Tel-Save which was primarily used to complete the AIT acquisition.

         Income Taxes. No income tax was provided for in the fiscal year ended April 30, 1997 compared to $169,900 for the fiscal year ended April 30, 1996. No current income tax benefit was provided as the Company's loss for income tax purposes is negligible as a result of certain amortization expenses being not currently deductible. The Company has deferred tax assets of approximately $1,900,000 resulting from the temporary difference between the tax and book recognition of these expenses and other items. The Company has recorded a 70% valuation allowance against the deferred tax asset based on calculations which show 30% of the asset to be realized in the next five years, and this is considered to be an appropriate timeframe given the amount of change and consolidation taking place in the industry, as well as the Company's limited operating history. The Company's effective tax rate is lower than the statutory rate when the Company has losses, and will be higher than the statutory rate if and when the Company returns to profitability.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

         On March 24, 1997, the Company commenced a public offering whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold for net proceeds to the Company of approximately $3.9 million (the "Offering"). Approximately $2.5 million of the proceeds from the Offering have been used for working capital and general business purposes, including the repayment of certain indebtedness, as well as for marketing and sales purposes. The Company anticipates using the balance of the proceeds from the Offering for similar purposes.

         At April 30, 1997, the Company had a working capital deficit of $383,991, as compared to working capital deficit of $866,640 at April 30, 1996. The decrease in the working capital deficit was primarily attributable to an increase in accounts receivable due to increased sales and the reduction of outstanding debt.

         Net cash provided by operating activities was $2,648,191 for the fiscal year ended April 30, 1997 as compared to cash provided by operating activities of $950,158 for the fiscal year ended April 30, 1996. The increase in cash provided by operating activities is primarily attributable to an increase in accounts receivable, an increase in amortization of customer acquisition costs and an increase in accounts payable. Net cash used in investing activities was $5,458,335 for the fiscal year ended April 30, 1997, as compared to $952,398 for the fiscal year ended April 30, 1996. The increase in cash used in investing activities was attributable primarily to the AIT acquisition. Net cash provided by financing activities was $4,708,923 for the fiscal year ended April 30, 1997 as compared to net cash used in financing activities for the fiscal year ended April 30, 1996 of $42,044. The increase in cash provided by financing activities is primarily attributable to the proceeds of the Acquisition Loan and the proceeds from the Offering. At April 30, 1997, the Company had cash of $1,977,546.

         Proceeds from loans totaled $6,405,335 during the year ended April 30, 1997 and $112,159 during the same period in 1996. Repayment of loans during the years ended April 30, 1997 and 1996 totaled $5,543,947 and $132,822, respectively.

         The Company's gross accounts receivable increased by $2,553,444 during the fiscal year ended April 30, 1997 to $4,113,154 from $1,559,710 during the prior period. A portion of the receivables at April 30, 1996 due from a related party was converted into a note receivables in the amount of $182,050, of which $32,261 was outstanding at April 30, 1997. Accounts receivable including such note receivable, were 35% of total assets at April 30, 1997, compared to 44% of total assets at April 30, 1996. The Company's allowance for doubtful accounts increased by approximately $262,000, to $620,000 compared to $358,000 in the prior period. Accounts payable increased during the fiscal year ended April 30, 1997 by $2,687,137, to $4,272,880 from $1,585,743 as compared to the fiscal year ended April 30, 1996. Accounts payable was 42% of total liabilities and equity at April 30, 1997 and 58% of total liabilities and equity at April 30, 1996.

         In connection with the AIT acquisition in July 1996, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition. At April 30, 1997, approximately $2,033,000 was outstanding under Acquisition Loan. The Acquisition Loan originally required the Company to repay such loan in equal monthly installments of $500,000 through July 1997, with the entire principal amount and interest due and payable upon the consummation of a public offering of the Company's securities. In February 1997, the loan agreement was amended to provide for the Company to repay the balance of the Acquisition Loan in equal monthly installments of $125,000 together with interest at the rate of 6.5% per annum, commencing after September 1997. Pursuant to the amended loan agreement, the Company's services agreement with Tel-Save was also amended to provide for an increase in the minimum volume commitment to $3,000,000 per month beginning November 1, 1997.

         All of the Company's assets (other than equipment, machinery, furniture and general intangibles) are pledged to Tel-Save as collateral for the Acquisition Loan and the Company is prohibited from creating liens or security interests in the Company's assets. Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company, has personally pledged all of the Common Stock of the Company owned by him to the repayment of the Company's Acquisition Loan. In connection with the Acquisition Loan and the December 1996 amendment to the Company's loan agreement with Tel-Save, the Company issued the Tel-Save Warrants, which include five-year warrants to purchase 300,000 shares of Common Stock at an exercise price of $5.75 per share and five-year warrants to purchase 50,000 shares of Common Stock at an exercise price of $5.00 per share. In June 1997, these warrants were purchased by the Company from Tel-Save for $100,000. (See Subsequent Events below and Notes N and Q to the Notes to the Financial Statements.)

         In connection with the Great Lakes acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January and $600,000 to repay a portion of the Acquisition Loan).

         In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000 of which $27,083 was outstanding at April 30, 1997. The loan bears interest at the prime rate plus 2% and matures on May 2, 1998. In August 1996, the Company entered into an agreement with Gateway which, as amended as of February 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matures on September 5, 1997. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of April 30, 1997, no amount was outstanding under this line of credit.

         In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Phillip C. Cezeaux, an unaffiliated third party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2% and principal and interest are payable in equal monthly installments of $2,600 until September 1999. At April 30, 1997, $66,968 was outstanding under such note. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 of Common Stock at a price of $3.15 per share. These options expire on September 30, 1997.

         In December 1996, the Company converted accounts payable to WorldCom into a single promissory note in the principal amount of $1,253,798 bearing interest at the rate of 16% per annum. The promissory note provides for the Company to make equal monthly payments of $113,758 to WorldCom until December 20, 1997. In connection with the issuance of the notes, the Company entered into an agreement with WorldCom which grants WorldCom a security interest in certain assets of Company, including accounts receivable, customer lists, contractual rights and records relating to a services agreement entered into by the company and WorldCom in February 1994. In April 1997, the Company repaid the outstanding balance on the note, together with all interest accrued thereon for $952,000.

         In July 1996, Global Telecom Network, Inc., a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr. President and Chief Executive Officer of the Company, converted accounts payable to the Company into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The outstanding principal amount of and accrued interest on the note is payable monthly and matures on November 15, 1997. Gerald M. Dunne, Sr. has pledged 50,000 shares of the Company's Common Stock owned by him to secure repayment of such promissory note. As of April 30, 1997, the balance outstanding on the Note was $32,261.

         The Company's accounts receivable, less allowance for doubtful accounts, at April 30, 1997 were $3,493,154, as compared to $1,201,710 at April 30, 1996. Of the Company's accounts receivable at April 30, 1997, $377,962 were more than 90 days outstanding. Accounts receivable averaged 56 days of sales for the year ended April 30, 1997, as compared to 45 days for the year ended April 30, 1996 due to an increase in the number of customers which resulted in a longer collection cycle. Increased accounts receivable days outstanding has required the Company to use substantial working capital to finance receivables which has materially adversely affected its liquidity and working capital position.

         At April 30, 1997, the Company's allowance for doubtful accounts was approximately $620,000 as compared to approximately $358,000 at April 30, 1996, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 6% of the Company's revenues for the year ended April 30, 1997 and 3.0% for the year ended April 30, 1996.

         The Company's capital requirements have been and will continue to be significant. Historically, the Company has been dependent on financings to fund its cash requirements. Based on the Company's currently proposed plans and assumptions relating to its operations, the Company believes that the proceeds of the Offering, together projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for the fiscal year ending April 30, 1998. The Company may seek, however, additional debt or equity financing to fund its continuing expansion through acquisitions. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the offering or project cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing earlier than anticipated or curtail its operations.

Effects of Inflation

         The Company does not believe that inflation has had a significant impact on its operations for the fiscal year ended April 30, 1997.

Legal Proceedings

         The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company plans vigorously to litigate this matter. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision. (See Note I to the Notes to Financial Statements.)

Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share ("EPS") (SFAS 128). SFAS 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. It requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement. Provisions of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has made no assessment of the potential impact of adopting SFAS 128 at this time.

Subsequent Events

         Warrant Repurchase. In connection with the financing of the AIT acquisition, the Company issued warrants to Tel-Save to purchase 300,000 shares of common stock of the Company at $5.75 per share and 50,000 shares at $5.00 per share. In June 1997, these warrants were purchased by the Company from Tel-Save for $100,000. (See Notes N and Q to the Notes to the Financial Statements).

         ETI Acquisition. On August 11, 1997, the Company acquired all the issued and outstanding capital stock of Eastern Telecommunications Incorporated ("ETI"), a New York-based long-distance reseller. The purchase price aggregated $8.313 million and consisted to two $3.5 million notes (the "ETI Notes") and the assumption of $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. ETI's assets consist of two warrants to purchase 1,347,000 shares of the common stock of Tel-Save (the "ETI Tel-Save Warrants"), a customer base of 7,000 and receivables. A substantial portion of ETI's revenues are derived through Tel-Save. On August 11, 1997 the Company exercised one of the ETI Tel-Save Warrants to purchase 600,000 common stock shares of Tel-Save.

          The ETI Notes bear interest at 10% per annum payable monthly and are due on August 11, 1998, although the net proceeds from the sale of the securities underlying the ETI Tel-Save Warrants shall be used to prepay the principal of the ETI Notes. Upon the event of default, interest under the ETI Notes increases to 21% per annum until the default is cured. The ETI Notes also provide penalty payment of $500,000 for failure to make timely payments of principal and interest when due after giving effect to certain grace periods should such uncured default occur prior to August 11, 1998 and $1,000,000 should such uncured default occur on or after August 8, 1998. Events of default under the ETI Notes include failure to make payments when due, modification or disposition of assets pledged as collateral (described below), bankruptcy and material misrepresentation in the ETI Notes or any related security agreement.

         Under the terms of the ETI stock purchase agreement (the "ETI Agreement"), the ETI Tel-Save Warrants have been pledged to guarantee the Company's obligations under the ETI Notes. In addition, all other assets of ETI have been pledged as collateral and the Company has pledged a subordinated interest in all its assets as collateral.

         The ETI Agreement also provides that the Company will indemnify the selling shareholders from and against any and all losses arising from the transaction and releases them from certain liabilities to ETI.

         Of the $8.313 million acquisition cost of ETI, $7.713 million has been allocated to the ETI Tel-Save Warrants and the balance of $600,000 has been allocated to the customer base. No value was assigned to the receivables purchased due to the uncertainty surrounding their collectibility.

Factors That Could Affect Operating Results

         This Annual Report on Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's operations are based upon agreements with a limited number of long-distance carriers who provide access to phone lines and transmission facilities. The carriers also provide call data records, and in the case of Tel-Save, the carrier also bills the Company's customers on the Company's behalf. The Company is dependent upon such carriers for such services, and there is a reasonable possibility that there could be equipment failures or other service interruptions that could materially affect the Company. Such delays could result in postponed or possibly lost sales, which could adversely affect the Company's results from operations.

o The majority of the Company's revenues are derived from calls routed through Tel-Save, a switch-based reseller. Such revenues represented 74%, 61% and 67% of total revenues for the years ended April 30, 1997, 1996 and 1995, respectively. Poor performance by Tel-Save or a decline in Tel-Save's economic prospects could have material adverse affect on the Company's operating results.

o To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes for long distance services during stated periods, whether or not such volumes are used. Pursuant to its current agreements with its carriers, the Company's volume commitments will increase substantially during the next two years to an aggregate of approximately $36,000,000 for the year-ended April 30, 1998 and leveling off to an aggregate of $51,100,000 for the year ended April 30, 1999 and thereafter. Failure to satisfy such commitments could have a material adverse effect on the Company's operating margins and results of operations. In addition, because the Company has commitments to purchase fixed volumes of use at predetermined rates, if carriers were to lower the rates made available to the Company's target market without a corresponding reduction in the Company's rates, the Company could be materially adversely affected.

o The Company markets its services principally through independent telemarketers, over whom the Company has no control. Poor performance by telemarketers, or any misstatements or omissions by them could have a material adverse affect on the Company's operating results.

o The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings. The Company's ability to obtain future financing may be limited by its existing debt level and pre-existing liens on its assets pledged as collateral in connection with certain borrowings.

o Increased accounts receivable days outstanding has required the Company to use substantial working capital to finance receivables, which has materially adversely affected its liquidity and working capital position. Delays in collection or uncollectibility of accounts receivable could require the Company to continually increase its allowance for doubtful accounts and could have a material adverse impact on its results of operations.

o The Company has experienced unauthorized access to its switching services by unauthorized usage of DID circuits which has resulted in the Company's inability to recover the long distance service and switching charges associated with the use of such circuits. Any unauthorized access to the Company's services for a prolonged period of time could have a material adverse effect on the Company's results of operations.

o The Company markets its services principally through independent telemarketers, over whom the Company has no control. Poor performance by telemarketers, or any mistatements or omissions by them could have a material adverse affect on the Company's operating results.

o The Company's growth prospects will be significantly affected by its ability to achieve greater penetration in new and existing geographic areas and to acquire additional resellers and customer bases.

o The Company is dependent on sales of long distance services to smaller commercial customers. As a result, the Company's growth prospects will be largely dependent upon the Company achieving greater penetration of the low volume commercial long distance market. Achieving greater penetration in this market will require substantial marketing efforts and expenditure of significant funds to increase customer awareness of the cost and other advantages of the Company's services. The Company's ability to expand its customer base will be dependent upon the number of telemarketers it engages and their efforts, as well as the successful integration of future acquisitions, if any, into the Company's operations.

o The Company's operating results are significantly affected by customer attrition rates. Customers are not obligated to purchase any minimum usage and may discontinue service without penalty at any time. The Company typically experiences higher customer attrition rates during the first year following the acquisition of a customer base from other resellers.

o As the Company seeks to expand its customer base through internal growth and potential acquisitions, the Company will be required to continually evaluate and assess the creditworthiness of new customers. Any inability to properly assess potential credit risks could also have a material adverse effect on the Company.

o The Company regularly evaluates possible acquisition opportunities. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will not experience increased customer attrition as a result of any acquisition, that the Company will be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt obligation in connection with any acquisition. Any inability to do so, particularly in instances in which the Company has made significant capital investments, would have a material adverse effect on the Company.

o The Company's recent expansion has placed and is expected to continue to place a strain on its management, administrative, operational, financial and other resources. The Company's continued expansion will be largely dependent upon its ability to maintain its operating margins, obtain competitive telecommunications network services on a timely basis and on commercially reasonable terms, hire and retain skilled management, marketing and other personnel and successfully manage growth (including monitoring operations, controlling costs and maintaining effective management and credit controls). There can be no assurance that the Company will be able to successfully expand its operations or manage growth.

o The Company faces intense competition in the marketing and sale of its services and products. Many of these services and products are marketed by companies which are well-established and have significantly greater financial resources than the Company. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. Recent regulatory changes may also result in significantly increased competition.

o The Company is subject to federal and state regulation. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, and certificates of authority may be conditioned, modified, cancelled, terminated or revoked, any of which could have a material adverse effect on the Company.

o Prior to a 1995 court decision, domestic non-dominant carriers were allowed by the FCC to file tariffs with a "reasonable range of rates" instead of the detailed schedules of individual charges required of dominant carriers. After such court decision, which required detailed rate schedules for domestic offerings in their tariffs, the Company and most of its competitors relied on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant carriers and did not maintain the required detailed rate schedules. The Company could be held liable for damages for its failure to do so, although it believes that such an outcome is highly unlikely and would not have an adverse effect on it. In order to recover damages, a competing telecommunications provider would need to demonstrate that the Company's failure to file detailed rate schedules caused that other service provider to lose customers and that the Company should be held liable for the damages. Management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of any potential litigation involving this matter.

Item 7.  Financial Statements

         The consolidated financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-22. The report of Grant Thornton LLP, independent certified public accountants, dated July 21, 1997, is set forth on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 5, 1996, the Company dismissed Timothy M. Hohl Company P.A. ("Hohl"). The dismissal of Hohl was approved by the Board of Directors. The Company believes, and has been advised by Hohl that it concurs in such belief, that during the fiscal year ended April 30, 1995, the Company and Hohl did not have any disagreement on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Hohl, would have caused it to make reference in connection with its reports on the Company's financial statements to the subject matter of the disagreement. No report of Hohl on the Company's financial statements contained an adverse opinion or a disclaimer of opinion, or was modified as to uncertainty, audit scope or accounting principles. On June 5, 1996, the Company engaged Grant Thornton LLP ("Thornton"), Certified Public Accountants, as its independent auditors. The consolidated financial statements of the Company for the years ended April 30, 1997 and 1996 were audited by Thornton.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before August 28, 1997.

Item 10.  Executive Compensation

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before August 28, 1997.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before August 28, 1997.

Item 12.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before August 28, 1997.

Item 13.  Exhibits, List and Reports on Form 8-K

        (a)  Exhibits

Exhibit
Number     Description of Exhibits
-------    -----------------------

  3.1      __    Amended and Restated Articles of Incorporation of
                 Registrant. (Filed as an Exhibit to Amendment No. 1 to the
                 Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed March 3, 1996 and incorporated herein by reference.)

  3.2      __    Amended and Restated By-laws of Registrant. (Filed as an
                 Exhibit to Amendment No. 1 to the Company's Registration
                 Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

  4.1      __    Form of Representative's Warrant Agreement including Form
                 of Representative's Warrant Certificates. (Filed as an
                 Exhibit to Amendment No. 1 to the Company's Registration
                 Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

  4.2      __    Form of Redeemable Warrant Agreement including Form of
                 Warrant Certificate. (Filed as an Exhibit to Amendment No.
                 1 to the Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed March 3, 1996 and incorporated herein by reference.)

  4.3      __    Form of Common Stock Certificate.

 10.1      __    Partition Agreement between Registrant and Tel-Save, Inc.
                 dated February 3, 1993 (including Security and Assignment
                 Agreement and Lock Box Agreement). (Filed as an Exhibit to
                 Amendment No. 2 to the Company's Registration Statement on
                 Form SB-2 (No. 33-99998) and incorporated by reference herein and incorporated herein by reference.)

 10.2      __    Purchase and Sale Agreement between Registrant and
                 Rockwell Communications, Inc. dated February 24, 1994.
                 (Filed as an Exhibit to the Company's Registration
                 Statement on Form SB-2 (No. 333-17681) filed December 12,
                 1996 and incorporated herein by reference.)

 10.3      __    Purchase Agreement between Registrant and ACTI, Inc. dated
                 June 1994. (Filed as an Exhibit to the Company's
                 Registration Statement on Form SB-2 (No. 333-17681) filed
                 December 12, 1996 and incorporated herein by reference.)

 10.4      __    Reseller Agreement between Registrant and Touchtone
                 Network, Inc. dated March 30, 1995. (Filed as an Exhibit to the Company's report on Form 10-KSB dated August 12, 1996 and incorporated herein by reference.)

Exhibit
Number     Description of Exhibits
-------    -----------------------

 10.5      __    Reseller agreement between Registrant and ARN
                 Communications Corporation dated April 13, 1995. (Filed as an Exhibit to Amendment No. 1 to the Company's
                 Registration Statement on Form SB-2 (No. 33-99998) and incorporated by reference herein.)

 10.6      __    Loan Agreement between Registrant and Gateway American
                 Bank of Florida dated June 7, 1996. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 33-99998) and incorporated herein by reference.)

 10.7      __    Promissory Note payable to John L. Tomlinson and Philip C.
                 Cezeaux, dated September 25, 1995. (Filed as an Exhibit to
                 Amendment No. 1 to the Company's Registration Statement on
                 Form SB-2 (No. 33-99998) and incorporated herein by reference.)

 10.8      __    Purchase Agreement between Registrant and Touchtone
                 Network, Inc. dated October 11, 1995. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed December 12, 1996 and incorporated herein by reference.)

 10.9      __    Addendum to the Purchase Agreement between Registrant and
                 Touchtone Network, Inc. dated November 21 and 22, 1995.
                 (Filed as an Exhibit to the Company's Registration
                 Statement on Form SB-2 (No. 333-17681) filed December 12,
                 1996 and incorporated herein by reference.)

 10.10     __    Lease Agreement between Registrant and Chantilly
                 Management Corporation regarding 1555 Howell Branch Road,
                 Winter Park, Florida dated December 31, 1995. (Filed as an
                 Exhibit to the Company's Registration Statement on Form
                 SB-2 (No. 333-17681) filed December 12, 1996 and
                 incorporated herein by reference.)

 10.11     __    Commission Agreement between Registrant and Global Telecom
                 Network, Inc. regarding Target Stores, a division of Dayton Hudson Corporation, dated February 1, 1996. (Filed as an Exhibit to Amendment No. 1 to the Company's
                 Registration Statement on Form SB-2 (No. 33-99998) and incorporated by herein reference.)

 10.12     __    Second Amendment and Renewal of Lease between Registrant
                 and Gateway Investments Corporation regarding 1451 West
                 Cypress Creek Road, Fort Lauderdale, Florida dated
                 February 5, 1996. (Filed as an Exhibit to the Company's
                 Registration Statement on Form SB-2 (No. 333-17681) filed
                 December 12, 1996 and incorporated herein by reference.)

 10.13     __    Network Services Agreement between Registrant and UUNET
                 Technologies, Inc. dated February 9, 1996. (Filed as an
                 Exhibit to Amendment No. 2 to the Company's Registration
                 Statement on Form SB-2 (No. 33-99998) and incorporated herein by reference.)

 10.14     __    Rebiller Services Agreement between Registrant and
                 WorldCom, Inc. dated February 22, 1996. (Filed as an
                 Exhibit to the Company's Registration Statement on Form
                 SB-2 (No. 333-17681) filed December 12, 1996 and
                 incorporated herein by reference.)

Exhibit
Number     Description of Exhibits
-------    -----------------------

 10.15     __    Acknowledgement, Agreement and Release between Registrant
                 and Touchtone Network, Inc. dated March 1996. (Filed as an
                 Exhibit to the Company's Registration Statement on Form
                 SB-2 (No. 333-17681) filed December 12, 1996 and
                 incorporated herein by reference.)

 10.16     __    Switched Reseller Services Agreement between Registrant
                 and Phone One, Inc. (Intermedia Communications Inc.) dated
                 April 10, 1996. (Filed as an Exhibit to the Company's
                 Registration Statement on Form SB-2 (No. 333-17681) filed
                 December 12, 1996 and incorporated herein by reference.)

 10.17     __    Purchase Agreement between Registrant and Mr. Larry C.
                 Cornwell regarding Gulf Communications Services, Inc.
                 dated May 1, 1996. (Filed as an Exhibit to the Company's
                 Registration Statement on Form SB-2 (No. 333-17681) filed
                 December 12, 1996 and incorporated herein by reference.)

 10.18     __    Loan Agreement between Registrant and Gateway American
                 Bank of Florida dated May 2, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed December 12, 1996 and incorporated herein by reference.)

 10.19     __    Promissory Note payable by Registrant to WorldCom, Inc.
                 dated June 6, 1996. (Filed as an Exhibit to the Company's
                 Registration Statement on Form SB-2 (No. 333-17681) filed
                 December 12, 1996 and incorporated herein by reference.)

 10.20     __    Purchase Agreement and Plan of Exchange between Registrant and Adventures-in-TeleCom. Inc. dated July 3, 1996. (Filed as an Exhibit to the Company's report on Form 10-KSB dated
                 August 12, 1996 and incorporated herein by reference.)

 10.21     __    Loan Agreement between Registrant and Tel-Save Inc. dated
                 July 11, 1996. (Filed as an Exhibit to the Company's report on Form 10-KSB dated August 12, 1996 and incorporated herein by reference.)

 10.22     __    Consent and Amendment between Tel-Save, Inc., and
                 Registrant dated December 2, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed December 12, 1996 and incorporated herein by reference.)

 10.23     __    Consent and Amendment between Tel-Save, Inc. and the
                 Registrant dated January 31, 1997.

 10.24     __    Agreement between Tel-Save, Inc. and the Registrant, dated
                 February 28, 1997.

 10.25     __    Common Stock Purchase Warrant to purchase 50,000 Shares of
                 Common Stock granted to Tel-Save Holdings, Inc., by
                 Registrant, dated December 2, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed December 12, 1996 and incorporated herein by reference.)

Exhibit
Number     Description of Exhibits
-------    -----------------------

 10.26     __    Line of Credit Agreement between Registrant and Gateway
                 American Bank of Florida dated August 1, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form
                 SB-2 (No. 333-17681) filed December 12, 1996 and
                 incorporated herein by reference.)

 10.27     __    Employment Agreement of Gerald M. Dunne, Jr. with
                 Registrant. (Filed as an Exhibit to Amendment No. 2 to the
                 Company's Registration Statement on Form SB-2 (No.
                 333-17681) filed March 21, 1997 and incorporated herein by reference.)

 10.28     __    1996 Stock Option Plan. (Filed as an Exhibit to Amendment
                 No. 1 to the Company's Registration Statement on Form SB-2
                 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

 10.29     __    Amended Promissory Note payable by Registrant to WorldCom,
                 Inc. dated December 20, 1996. (Filed as an Exhibit to
                 Amendment No. 1 to the Company's Registration Statement on
                 Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

 10.30     __    Stock Purchase Agreement dated as of August 11, 1997 among the
                 Registrant and the selling shareholders of Eastern
                 Telecommunication Incorporated, together with all exhibits thereto.

 11        __    Statement re: computation of per share earnings.

 16.1      __    Letter on change in certifying accountant. (Filed as an
                 Exhibit to Amendment No. 1 to the Company's Registration
                 Statement on Form SB-2 (No. 33-99998) and incorporated herein by reference.)

 21.1      __    Subsidiaries of Registrant.

 27.1      __    Financial Data Schedule.

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed for the quarter ended April 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th day of August, 1997.

                                            GROUP LONG DISTANCE, INC.


                                            By: /s/ Gerald M. Dunne, Jr.
                                                ---------------------------
                                                Gerald M. Dunne, Jr.

     Pursuant to the requirements of the Securities Exchange Act of 1945, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



                Signature                                         Title                                Date
-------------------------------------------      ----------------------------------------      ---------------------
          /s/ Gerald M. Dunne, Jr.               Chief Executive Officer                          August 13, 1997
-------------------------------------------      (Principal Executive Officer)
              Gerald M. Dunne, Jr.


          /s/ Peter J. Russo                     Chief Financial Officer                          August 13, 1997
-------------------------------------------      (Principal Financial Officer)
              Peter J. Russo


          /s/ Sam D. Hitner                      Controller                                       August 13, 1997
-------------------------------------------      (Principal Accounting Officer)
              Sam D. Hitner


                                                                                                  August 13, 1997
          /s/ Edward Harwood                     Director
-------------------------------------------
              Edward Harwood


          /s/ C. Shelton James                   Director                                         August 13, 1997
-------------------------------------------
              C. Shelton James


          /s/ Glenn S. Koach                     Director                                         August 13, 1997
-------------------------------------------
              Glenn S. Koach


          /s/ John L. Tomlinson                  Director                                         August 13, 1997
-------------------------------------------
              John L. Tomlinson

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            GROUP LONG DISTANCE, INC.
                                AND SUBSIDIARIES

                             April 30, 1997 and 1996

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Group Long Distance, Inc.

We have audited the accompanying consolidated balance sheets of Group Long Distance, Inc. and Subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Long Distance, Inc. as of April 30, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.




Fort Lauderdale, Florida
July 21, 1997
(except for Note Q, as to
  which the date is August 11, 1997)

                   Group Long Distance, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    April 30,

                     ASSETS
                                                                        1997                1996
                                                                 ----------------    ---------------
Current assets
    Cash                                                         $      1,977,546    $        78,767
    Accounts receivable less allowance for doubtful
      accounts of $620,000 and $358,000 at April 30,
      1997 and 1996, respectively                                       3,493,154          1,201,710
    Note receivable - related party                                        32,261             96,956
    Deferred tax assets                                                   233,300            147,900
    Prepaid expenses and other current assets                             642,333             76,638
                                                                 ----------------    ---------------
                                                                        6,378,594          1,601,971
                                                                 ----------------    ---------------

Note receivable - related party, net of current portion                        --             85,094
Property and equipment, net                                               347,615             77,276
Customer acquisition costs, net                                         2,291,221            886,917
Deferred tax assets                                                       416,600                 --
Other assets                                                               37,236             89,153
                                                                 ----------------    ---------------
              Total assets                                       $      9,471,266    $     2,740,411
                                                                 ================    ===============


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Line of credit                                               $             --    $        47,920
    Accounts payable                                                    4,272,880          1,585,743
    Accrued expenses and other liabilities                                790,739            225,137
    Current portion of long-term debt                                   1,698,966            609,811
                                                                 ----------------    ---------------
                                                                        6,762,585          2,468,611

Long-term debt, net of current portion                                  1,072,307             83,159
                                                                 ----------------    ---------------
              Total liabilities                                         7,834,892          2,551,770
                                                                 ----------------    ---------------

Stockholders' equity
Preferred stock, no par value, 2,000,000 shares
  authorized; no shares issued and outstanding                                 --                 --
Common stock, no par value, 12,000,000 shares
  authorized; 3,462,354 and 2,057,354 shares issued
  and outstanding as of  April 30, 1997 and 1996,
  respectively                                                                 --                 --
Additional paid-in capital                                              5,848,819            268,364
Accumulated deficit                                                    (4,212,445)           (79,723)
                                                                 ----------------    ---------------
              Total stockholders' equity                                1,636,374            188,641
                                                                 ----------------    ---------------
              Total liabilities and stockholders' equity         $      9,471,266    $     2,740,411
                                                                 ================    ===============

The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended April 30,


                                                                        1997             1996
                                                                   -------------    ---------
Sales                                                              $  23,430,846    $  12,364,643
Cost of sales                                                         17,219,730        9,009,131
                                                                   -------------    -------------
               Gross profit                                            6,211,116        3,355,512

Selling, general and administrative expenses                           5,524,022        2,835,316
Unusual and non-recurring item                                           460,720               --
Depreciation and amortization                                          4,495,609          133,281
                                                                   -------------    -------------
               Earnings (loss) from operations                        (4,269,235)         386,915

Interest expense, net                                                    365,487           19,050
                                                                   -------------    -------------
               Earnings (loss) before income taxes                    (4,634,722)         367,865

Income tax expense (benefit)                                            (502,000)         169,900
                                                                   -------------    -------------
               Net earnings (loss)                                 $  (4,132,722)   $     197,965
                                                                   =============    =============
Earnings (loss) per common and common equivalent share             $       (1.78)   $         .10
                                                                   =============    =============





The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended April 30, 1997 and 1996


                                                                                                                    Total
                                      Shares of                            Additional                            Stockholders'
                                       Common           Common              Paid-in          Accumulated           Equity
                                        Stock            Stock              Capital            Deficit            (Deficit)
                                        -----            -----              -------            -------            ---------
Balance, April 30, 1995               1,925,000        $       --         $  263,700         $  (277,688)        $  (13,988)

Exercise of options                     132,354                --            110,000                  --            110,000

Costs of registering
  shares                                     --                --           (105,336)                 --           (105,336)

Net earnings                                 --                --                 --             197,965            197,965
                                      ---------        ----------         ----------         -----------         ----------

Balance, April 30, 1996               2,057,354                --            268,364             (79,723)           188,641

Issuance of common stock
  for AIT acquisition                   155,000                --          1,085,000                  --          1,085,000

Capital contribution by
  Tel-Save                                   --                --            600,000                  --            600,000

Net proceeds of sale
  of common stock
  and warrants                        1,250,000                --          3,895,455                  --          3,895,455

Net loss                                     --                --                 --          (4,132,722)        (4,132,722)
                                      ---------        ----------         ----------         -----------         ----------
Balance, April 30, 1997               3,462,354        $       --         $5,848,819         $(4,212,445)        $1,636,374
                                      =========        ==========         ==========         ===========         ==========




The accompanying notes are an integral part of this statement.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended April 30,


                                                                      1997             1996
                                                                 -------------    -------------
Cash flows from operating activities
     Net (loss) earnings                                         $  (4,132,722)   $     197,965
     Adjustments to reconcile net (loss) earnings to net
       cash provided by operating activities
         Depreciation and amortization                               4,495,609          133,281
         Provision for bad debts                                     1,351,992          404,480
         Changes in assets and liabilities
              (Increase) in accounts receivable                     (3,343,436)        (237,845)
              Decrease (increase) in notes receivable                  149,789         (182,050)
              (Increase) decrease in deferred tax asset               (502,000)          66,100
              (Increase) in prepaid expenses and
                other current assets                                  (440,695)         (70,394)
              Increase in accounts payable                           4,504,053          484,362
              Increase in accrued expenses and
                other liabilities                                      565,601          154,259
                                                                 -------------    -------------
                  Net cash provided by operating activities          2,648,191          950,158
                                                                 -------------    -------------

Cash flows from investing activities
     Acquisitions of property and equipment                           (185,807)         (32,249)
     Acquisitions of customer bases                                 (5,324,445)        (904,474)
     Decrease (Increase) in other assets                                51,917          (15,675)
                                                                 -------------    -------------
                  Net cash used in investing activities             (5,458,335)        (952,398)
                                                                 -------------    -------------

Cash flows from financing activities
     Net (payments) borrowings under line of credit
       agreement                                                       (47,920)          47,920
     Proceeds from loan originations                                 6,405,335          112,159
     Principal repayments of long-term debt                         (5,543,947)        (132,822)
     Proceeds from the sale of common stock and warrants             5,047,867          110,000
     Principal repayments of capital lease obligations                      --             (487)
     Offering costs incurred                                        (1,152,412)        (178,814)
                                                                 -------------    -------------
                  Net cash provided by (used in)
                    financing activities                             4,708,923          (42,044)
                                                                 -------------    -------------

Net increase (decrease) in cash                                      1,898,779          (44,284)

Cash at beginning of year                                               78,767          123,051
                                                                 -------------    -------------
Cash at end of year                                              $   1,977,546    $      78,767
                                                                 =============    =============

Noncash investing and financing activity:
     The Company acquired a customer base partially with common stock with a value of $1,085,000.

The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1997 and 1996


NOTE A - FORMATION AND OPERATIONS OF THE COMPANY

    In November 1995, Group Long Distance, Inc. (the "Company") (which was originally incorporated in July 1990) merged into Second ITC Corporation, the surviving corporation, whose name was changed to Group Long Distance, Inc. The existing stockholders of Group Long Distance, Inc. retained 94% of the issued and outstanding stock of the merged company (see Note I). For accounting purposes, the acquisition has been treated as a recapitalization of Group Long Distance, Inc. with Group Long Distance, Inc. as the acquired company (reverse acquisition), and the financial statements of Group Long Distance, Inc. are considered to be the financial statements of the Company. Historical stockholders' equity of Group Long Distance, Inc. prior to the merger has been retroactively restated.

    The Company is a non-facilities based reseller of long distance telecommunication services. The Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save, Worldcom and ICI.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

    Principles of Consolidation

    The financial statements at April 30, 1997 include the consolidated results of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation. The financial statements as of April 30, 1996 and for the year then ended only included the operations of the Company without any subsidiaries.

    Cash and Cash Equivalents

    The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

    Property and Equipment

    Additions and major renewals to property and equipment are recorded at cost. Maintenance and repairs are charged to expense when incurred. The cost and accumulated depreciation of assets sold or retired are removed from the respective accounts and any resulting gain or loss is reflected in income. The Company provides for depreciation using the straight-line method over an estimated useful life of five years for office equipment, furniture and fixtures and leasehold improvements. Total accumulated depreciation was $120,114 and $29,647 at April 30, 1997 and 1996, respectively.

    Customer Acquisition Costs

    Customer acquisition costs represent the cost of purchased customer accounts which are generally amortized over five years utilizing an accelerated method. Marketing advances paid to telemarketers to obtain customers acquired in the June 1996 AIT acquisition are being amortized 75% in the first year, 15% in the second year and 10% in the third year. The Company's amortization method and life are based on estimated attrition rates and attempt to match these costs with the corresponding revenues. Accumulated amortization was $4,539,744 and $134,602 at April 30, 1997 and 1996,
    respectively.

    On an ongoing basis, management reviews the valuation and amortization of customer acquisition costs. As part of this review, the Company reviews attrition rates of revenue generated by these customer bases to determine that no impairment has occurred.

    In December 1996, as a result of higher than expected customer attrition, the Company accelerated the amortization of the acquisition costs of the AIT customer base. This change in estimate resulted in $2,333,200 of additional amortization expense for the year ended April 30, 1997 based upon the new first year amortization rate of 75% compared to the estimated rate of 30% which the Company was previously using. The Company will amortize the remaining balance using 15% in year 2 and 10% in year 3. The higher than expected attrition resulted from delays in implementing the Company's service and retention program which relies, in part, on Tel-Save's installation of its new AT&T (now Lucent Technologies, Inc.) digital switching equipment. Additionally, increasingly competitive conditions in the industry have affected the attrition rate.

    Prepaid expenses and other current assets

    Certain other current assets, which are in the form of marketing advances paid to telemarketers to obtain new customers, are being expensed 50% in the year of the advance and 50% in the subsequent year. This period approximates the time in which the commissions earned on the new revenues equate to the advances paid.

    In the fourth quarter of the fiscal year ended April 30, 1997, the Company expensed approximately $278,000 of marketing advances that are subject to the Nortel/Accutel lawsuit (see Note I).

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued



    Employee Benefit Plan

    The Company adopted the Group Long Distance Inc. Retirement Savings and 401(k) Plan (the "Plan") effective January 1, 1997. Participation in the Plan is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age and who have completed three months of service are eligible for participation in the Plan. The Plan is a defined contribution plan which allows participants to make voluntary salary deferral contributions of between 1% and 15% of their compensation up to a maximum amount as statutorily determined. In fiscal 1997, the Company made matching contributions of 50% of the first 6% of the participant's contribution.

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

    (Loss) Earnings Per Share

    (Loss) earnings per share are based upon the weighted average number of common and common equivalent shares outstanding during each year. The total number of such weighted average shares was 2,327,084 and 2,018,474 for the years ended April 30, 1997 and 1996, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

    Fair Value of Financial Instruments

    Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 1997.

    Stock Options

    Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which require additional proforma disclosures for companies that will continue to account for employee stock options under the intrinsic value method specified in APB 25 (see Note K).

    Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.


NOTE C - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING
         PRONOUNCEMENT

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, Earnings Per Share (SFAS 128). SFAS 128 requires public companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted EPS. It requires entities with complex capital structures to present basic and diluted EPS on the face of the income statement. Provisions of SFAS 128 are effective for financial statements issued for periods ending after December 15, 1997. The Company has made no assessment of the potential impact of adopting SFAS 128 at this time.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE D - CONCENTRATIONS OF RISK

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable which are due from small and medium size businesses. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral.

    The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc.'s ("Tel-Save") network switching equipment utilizing AT&T's transmission facilities. Such revenues represented 74% and 61% of total revenues in fiscal 1997 and 1996, respectively (see Note O).

NOTE E - LINE OF CREDIT

    In August 1996, the Company entered into an agreement with a financial institution which, as amended as of February 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matures on September 5, 1997. The line of credit is collateralized by all the Company's equipment, machinery, furniture and intangibles and is personally guaranteed by the Company's president.

NOTE F - LONG-TERM DEBT

    Long-term debt is comprised of the following at April 30:

                                                                            1997          1996
                                                                            ----          ----
        Secured Tel-Save interest bearing loan at 6.5%. The
        loan is payable in equal monthly installments of
        $125,000 plus interest beginning after September 1997.           $2,032,851     $      --

        Secured promissory note payable to a financial
        institution. The note is payable in equal monthly
        installments of $2,083 until May 2, 1998.                            27,083            --

        Unsecured promissory note payable to a Corporation in
        connection with an acquisition. The Note is payable in
        equal monthly installments of $10,000 until January 1, 1998.         83,898            --

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE F - LONG-TERM DEBT - Continued

                                                                            1997          1996
                                                                            ----          ----

        Unsecured non-interest bearing settlement payable to
        AT&T. The Company has been and continues to be in
        default under this obligation and has been sued by
        AT&T (see Note I).                                               $  547,500     $  547,500

        Unsecured promissory note payable to a director of the
        Company and an unaffiliated third party. The note,
        which matures on September 25, 1999, is due in 48
        equal monthly payments of $2,600 and bears interest at
        prime plus 2% (see Note J).                                          66,968         91,428

        Unsecured non-interest bearing note payable to an
        individual. The note, which matured on April 1, 1997,
        is due in equal monthly principal payments of $1,000.                    --         11,000

        Unsecured 11% interest bearing note which is payable
        in monthly installments of $1,000 and matures in
        fiscal 1998.                                                         12,973         25,973

        18% interest bearing note payable to an individual.
        The note is collateralized by 100,000 shares of the
        Company's common stock (see Note I).                                     --         17,069
                                                                         ----------     ----------
                                                                          2,771,273        692,970

        Less current portion of long-term debt                            1,698,966        609,811
                                                                         ----------     ----------
                                                                         $1,072,307     $   83,159
                                                                         ==========     ==========

    Principal maturities of long-term debt at April 30, 1997 are as follows:

                 Year Ending
                   April 30
                   --------
                     1998                $    1,698,966
                     1999                     1,059,307
                     2000                        13,000
                                         --------------
                                         $    2,771,273
                                         ==============

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE G - INCOME TAXES

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

    The (benefit) provision for income taxes consists of the following at April 30,:

                                                1997           1996
                                           -----------    -----------
            Current                        $        --    $   103,800
            Deferred                          (502,000)        66,100
                                           ===========    ===========
                                           $  (502,000)   $   169,900
                                           ===========    ===========

    The (benefit) provision for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 1997 and 1996:

                                                                 1997            1996
                                                           -------------    -----------
            Provision (benefit) for income taxes, at 34%   $  (1,575,800)   $   125,800
            Increase (decrease) in tax resulting from:
              Change in valuation allowance                    1,263,100         33,400
              Nondeductible items                                  3,000          7,700
              Alternative minimum tax credits                         --        (13,000)
              Effect of graduated tax rates                           --         (1,800)
              State taxes, net of federal tax benefit           (168,100)        13,700
              Other                                              (24,200)         4,100
                                                           -------------    -----------
                                                           $    (502,000)   $   169,900
                                                           =============    ===========

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE G - INCOME TAXES - Continued

    Deferred tax assets are comprised of the following at April 30, 1997 and 1996.

                                                         1997           1996
                                                    ------------    ------------

            Allowance for doubtful accounts         $    233,300    $   134,700
            Customer acquisition costs                 1,425,500         37,000
            Marketing advances                           149,700             --
            Net operating loss                           152,500             --
            Accrued bonus                                     --         13,200
                                                    ------------    -----------
              Deferred tax assets                      1,961,000        184,900
            Depreciation                                 (11,000)            --
                                                    ------------    -----------
              Net deferred tax assets                  1,950,000        184,900
            Less valuation allowance                   1,300,100         37,000
                                                    ------------    -----------
                                                    $    649,900       $147,900
                                                    ============    ===========

    The valuation allowance increased $1,263,100 in 1997. This was primarily the result of the difference in customer acquisition cost amortization between tax and financial reporting.

NOTE H - LEASES

    The Company leases two office facilities under noncancellable operating leases which expire at various dates through March 2000. The leases contain renewal options and provide for rental increases by either index or renegotiation. Further, some of the leases require payment of common area maintenance and utilities. Rent expense for the years ended April 30, 1997 and 1996 totaled approximately $113,700 and $74,800.

    Approximate future minimum lease payments applicable to noncancellable operating leases are as follows:

                      Year Ending
                        April 30
                        --------
                           1998                $     108,714
                           1999                      107,729
                           2000                       93,111
                                               -------------
                                               $     309,554
                                               =============

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE I - COMMITMENTS AND CONTINGENCIES

    Certain of the Company's network service agreements contain provisions for guaranteed monthly volume and network usage which is the basis for determining volume discounts and other special billing features. If the Company is unable to achieve the guaranteed monthly volume, the agreements provide for various surcharges.

    In February 1997, the Company and the Company's President and Chief Executive Officer entered into a two-year employment agreement providing a base salary of $130,000 and a bonus based on certain earnings criteria. In addition, he was granted options to purchase 250,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant.

    The Company owes AT&T $547,500 under a previously executed settlement agreement relating to certain billing disputes (see Note F). The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

    In 1996, Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") filed combined suits against the Company in a civil action styled Nortel, Inc. and Accutel Communications, Inc. v. Group Long Distance, Inc., No. CACE-96-014773 (07) (Broward County, Fla.), alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply with the payment terms of their contracts. Nortel and Accutel have alleged that the Company anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation scheduled for November 1997. The Company believes it was justified in terminating service in accordance with the contracts and intends to defend vigorously its position. However, there can be no assurance to the outcome of this action.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


    In 1991, the Company borrowed approximately $125,000 from Mr. Harold Sutton, which was originally secured by 100,000 shares of the Company's Common Stock. At April 30, 1996, the Company owed Mr. Sutton $17,069 and Mr. Sutton and the Company were in a dispute over the ownership of the 100,000 shares originally pledged. In January 1997, the Company sought a declaratory judgment and judicial determination as to the amount in dispute. On April 28, 1997, the matter was settled for $52,000 in final settlement of all claims against the Company.

    Pursuant to the Plan and Agreement of Merger dated November 14, 1995 (the "Plan"), Group Long Distance, Inc., a Florida corporation ("GLD"), was merged (the "Merger") into Second ITC and Second ITC changed its name to Group Long Distance, Inc. The Plan stated that the shareholders of GLD would own 94% of the outstanding shares of Second ITC and the existing shareholders of Second ITC would own the remaining 6% of the shares outstanding. Because the founders of GLD held certain founding shares (the "Founders' Shares") in Second ITC, there was a partial dilution of the interests received by the shareholders of GLD in the Merger from 94% to 87.5% (the "Dilution"). While the Merger was approved by the Board of Directors and a majority of the shareholders of the Company that were shareholders of GLD (the predecessor) at the time of the Merger and a majority of the then current shareholders of the Company, shareholders affected by the Dilution may have a cause of action against the Company. There can be no assurance that a shareholder may not seek legal remedy against the Company or the individual founders, notwithstanding the foregoing approvals. In the event any such action is brought, the Company's results of operations or cash flow for a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable outcome.

    In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the Offering (described in Note M), and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders and in the event that as a result of any such claim, the Company is required to issue additional shares of Common Stock, the founders have agreed to deliver an equal number of shares of Common Stock to the Company for cancellation.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE J - RELATED PARTY TRANSACTIONS

    The Company has entered into an agreement with a related party which provides for monthly royalty payments based upon a sliding scale percentage of the Company's monthly net revenues. Royalties paid for the years ended April 30, 1997 and 1996 totaled approximately $103,700 and $111,800.

    This agreement terminated at the closing of the initial public offering of the Company's common stock.

    In 1997, the Company completed its public offering of the Company's common stock and entered into a settlement agreement with the related party to settle amounts owed by the Company. The agreements called for the Company to pay $85,450 of which $42,666 remains unpaid at April 30, 1997.

    In September 1995, as an inducement to loan the Company $100,000, the Company issued stock options to a director and an unaffiliated third party to purchase 47,635 shares of the Company's common stock at $3.15 per share.

NOTE K - STOCK OPTIONS

    The following option information has been adjusted to reflect the change required by the merger of Second ITC Corporation in November 1995. In November 1993, as an inducement to loan the Company $190,000, the Company issued stock options to purchase 90,505 shares of the Company's common stock for $1.05 per share. Options to purchase 80,978 shares of the Company's common stock have been exercised as of April 30, 1996. The remaining options expire in November 1997.

    The Company's 1996 Employees' Stock Option Plan provides for granting of options of not more than 600,000 shares of common stock. During 1997, the Company granted 526,500 options under this Plan. A Committee of the Board of Directors has the sole discretion to determine to whom options will be granted and the terms and conditions of such options.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE K - STOCK OPTIONS - Continued

    Prior to April 30, 1996, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing May 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

    The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

    Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income
    (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below.

                                                         1997          1996
                                                     ------------   --------
            Net earnings (loss)
                As reported                          $(4,132,722)   $197,965
                Pro forma                            $(4,624,587)   $150,398

            Primary earnings (loss) per share
                As reported                          $     (1.78)   $    .10
                Pro forma                            $     (1.98)   $    .07

    The above pro forma disclosures may not be representative of the effects on reported net income (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

    The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: dividend yield of 0.0 percent for all years; expected volatility of 64.46 percent in both years; risk-free interest rate of 6.11 percent; and expected holding periods ranging up to 5 years.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE K - STOCK OPTIONS - Continued

    A summary of the status of the Company's fixed stock options as of April 30, 1997 and 1996, and changes during the years ending on those dates is as follows:

                                                        1997                                 1996
                                               ----------------------------     --------------------------------
                                                                Weighted-                            Weighted-
                                                                 Average                              Average
                                               Shares        Exercise Price           Shares      Exercise Price
                                               ------        --------------           ------      --------------
         Outstanding at beginning
           of year                               76,216          $2.23                 28,581         $   .70
         Granted                                526,500           5.06                 47,635            3.15
         Exercised                                   --             --                     --              --
         Expired                                     --             --                     --              --
         Forfeited                                   --             --                     --              --
                                                -------                                ------
         Outstanding at end of year             602,716           4.70                 76,216            2.23
                                                =======                                ======

         Options exercisable at end
           of year                              277,883                                76,216
         Weighted-average fair value
           of options granted during
           the year                             $  3.02                                $ 1.23

    The following information applies to options outstanding at April 30, 1997.

                                          Options Outstanding                               Options Exercisable
                             -----------------------------------------------          ----------------------------
                                             Weighted-
                                              Average           Weighted-                           Weighted-
           Range of                          Remaining           Average                             Average
       Exercise Prices       Shares      Contractual Life     Exercise Price          Shares      Exercise Price
       ---------------       ------      ----------------     --------------          ------      --------------
       $0 - $.53             19,054             2.32              $  .53              19,054          $  .53

       $.54 - $1.05           9,527              .51                1.05               9,527            1.05

       $1.06 - $3.15         47,635              .42                3.15              47,635            3.15

       $3.16 - $5.06        526,500             4.74                5.06             201,667            5.06

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental disclosure of cash flow information:

                                                                              1997               1996
                                                                       ---------------    ----------------
         Cash paid during the year for interest                        $       114,000    $         22,000
                                                                       ===============    ================
         Cash paid during the year for taxes                           $        83,000    $          5,000
                                                                       ===============    ================
                  Property and equipment acquired
                    under capital lease obligations                    $        73,905    $         25,511
                                                                       ===============    ================
              Issuance of 155,000 shares in connection with
                acquisition of AIT (see Note N)                        $     1,085,000    $             --
                                                                       ===============    ================

NOTE M - EQUITY

    The Company was authorized to issue 1,000,000 shares of preferred stock none of which were issued. On December 3, 1996, the Board of Directors and stockholders approved an increase in authorized stock to 14,000,000 shares. Common stock was increased from 5,000,000 to 12,000,000 shares and preferred stock increased from 1,000,000 to 2,000,000 shares. The rights and provisions of the preferred stock, if and when issued, is to be determined by the Board of Directors.

    In March 1997, the Company completed an underwritten public offering of its common stock and warrants. The Company sold 1,250,000 shares and warrants to purchase 1,437,500 shares at an exercise price of $5.40 per share (the "Redeemable Warrants"). The Company realized proceeds of $3,895,455, net of underwriter's discount and out of pocket expenses. In connection with the offering, the underwriter was granted warrants to purchase 125,000 shares of common stock at $4.95 per share. The underwriter also was granted the right to purchase 125,000 redeemable warrants at $.11 per redeemable warrant, all of which are exercisable at any time within the three years ending March 24, 2000. None of the warrants issued to the underwriter have been exercised, and none of the redeemable warrants have been exercised.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE N - ACQUISITIONS

    In May 1996, the Company purchased, for $207,000, the stock and assets, including the customer base, of Gulf Communications Service, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. Gulf has switching equipment which allows it to act as an international call back and call through provider. The promissory note of $182,000 is payable monthly in installments of $10,000 through February 1, 1998.

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

    The Company in July 1996, to finance the AIT acquisition, entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230. This loan bears interest at 6.5% per annum. The loan agreement was amended in February 1997 to provide for the repayment of the loan in monthly payments of $125,000 plus interest beginning after September 1997. Included in the face of the note are amounts due to the lending corporation at April 30, 1996 that aggregate $250,000. In 1996, the $250,000 was reflected in accounts payable.

    To induce Tel-Save to provide the financing needed to purchase AIT, the Company issued a warrant to purchase 300,000 shares of common stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of common stock of the Company at $5.00 per share. Both warrants are exercisable through July 2001 and subject to certain registration rights. In June 1997, these warrants were purchased by the Company from Tel-Save for $100,000 (See Note Q).

    The Company's loan agreement with Tel-Save was amended in February 1997 to provide for the repayment of the Acquisition Loan in monthly payments of $125,000 plus interest, beginning after September 1997.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1997 and 1996


NOTE N - ACQUISITIONS - Continued

    In January 1997, the Company purchased from Great Lakes (i) a customer base consisting approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of common stock of Tel-Save in consideration of $1,200,000 in cash. In connection with such acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the Tel-Save Warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 toward the Great Lakes acquisition and $600,000 toward the Company's outstanding principal balance under the Acquisition
    Loan). The $600,000 reduction of debt has been accounted for as a contribution to paid-in-capital by Tel-Save. No value has been assigned to the customer base acquired from Great Lakes.

NOTE O - RISKS AND UNCERTAINTIES

    The Company's operations are based upon agreements with a limited number of long-distance carriers who provide access to phone lines and transmission facilities. The carriers also provide call data records, and in the case of Tel-Save, the carrier also bills the Company's customers on the Company's behalf. The Company is dependent upon such carriers for such services, and there is a reasonable possibility that there could be equipment failures or other service interruptions that could materially affect the Company. Such delays could result in postponed or possibly lost sales, which could adversely affect operating results.

    The Company's amortization method for customer acquisition costs is based on management's best estimate of the period of time and amounts of revenue to be derived from each applicable customer base. The Company cannot predict customer attrition rates with absolute certainty so it is reasonably possible that such amortization may need to be increased in the future.

NOTE P - UNUSUAL AND NON-RECURRING ITEM

    The Company has experienced unauthorized access to its call-back switching services by unauthorized usage of its Direct Inward Dialing (DID) circuits. This unauthorized usage resulted in a charge of $460,720 to income in 1997. The DID circuits have been disconnected and no further unauthorized usage is possible. The Company has no plans to use call-back switching services in the future and therefore considers this charge a non-recurring event. Subsequent to April 30, 1997, the Company discontinued its international call-back switching services.

NOTE Q - SUBSEQUENT EVENTS

    Warrant Repurchase. In connection with the financing of the AIT acquisition, the Company issued warrants to Tel-Save to purchase 300,000 shares of common stock of the Company at $5.75 per share and 50,000 shares at $5.00 per share. In June 1997, these warrants were purchased by the Company from Tel-Save for $100,000. (see Note N).

    ETI Acquisition. On August 11, 1997, the Company acquired all the issued and outstanding stock of Eastern Telecommunications Incorporated ("ETI"), a New York-based long-distance reseller. The purchase price aggregated $8.313 million and consisted to two $3.5 million notes (the "ETI Notes") and the assumption of $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. ETI's assets consist of two warrants to purchase 1,347,000 shares of the common stock of Tel-Save (the "ETI Tel-Save Warrants"), a customer base of 7,000 and receivables. A substantial portion of ETI's revenues are derived through Tel-Save. On August 11, 1997 the Company exercised one of the ETI Tel-Save Warrants to purchase 600,000 common stock shares of Tel-Save.

    The ETI Notes bear interest at 10% per annum payable monthly and are due on August 11, 1998, although the net proceeds from the sale of the securities underlying the ETI Tel-Save Warrants shall be used to prepay the principal of the ETI Notes. Upon the event of default, interest under the ETI Notes increases to 21% per annum until the default is cured. The ETI Notes also provide penalty payment of $500,000 for failure to make timely payments of principal and interest when due after giving effect to certain grace periods should such uncured default occur prior to August 11, 1998 and $1,000,000 should such unncured default occur on or after August 8, 1998. Events of default under the ETI Notes include failure to make payments when due, modification or disposition of assets pledged as collateral (described below), bankruptcy and material misrepresentation in the ETI Notes or any related security agreement.

    Under the terms of the ETI stock purchase agreement (the "ETI Agreement"), the ETI Tel-Save Warrants have been pledged to guarantee the Company's obligations under the ETI Notes. In addition, all other assets of ETI have been pledged as collateral and the Company has pledged a subordinated interest in all its assets as collateral.

    The ETI Agreement also provides that the Company will indemnify the selling shareholders from and against any and all losses arising from the transaction and releases them from certain liabilities to ETI.

    Of the $8.313 million acquisition cost of ETI, $7.713 million has been allocated to the ETI Tel-Save Warrants and the balance of $600,000 has been allocated to the customer base. No value was assigned to the receivables purchased due to the uncertainty surrounding their collectibility.

                                  EXHIBIT INDEX

Exhibit                                                                                           Sequential
Number   Description of Exhibits                                                                   Page No.
-------  ------------------------------------------------------------------------------------     ----------
4.3      Form of Common Stock Certificate                                                            4.3-1

10.23    Consent and Amendment between Tel-Save, Inc. and the Registrant dated January 31, 1997      10.23-1

10.24    Agreement between Tel-Save, Inc. and the Registrant, dated February 28, 1997                10.24-1

10.30    Stock Purchase Agreement dated as of August 11, 1997 among the Registrant and the selling shareholders of Eastern Telecommunications Incorporated, together with all
         exhibits thereto                                                                            10.30-1

11.1     Statement re computation of per share earnings                                              11.1-1

21.1     Subsidiaries of the Registrant                                                              21.1-1

27.1     Financial Data Schedule                                                                     27.1-1
