Form 10QSB
period 1997-07-31
GROUP LONG DISTANCE INC
filed 1997-09-22
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
/x/ QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly period ended July 31, 1997

                                       OR


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934.

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


      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /x/ No / /

The number of shares of Common Stock, no par value, outstanding as of September 12, 1997 was 3,467,118.

The number of Redeemable Warrants outstanding as of September 12, 1997 was 1,437,500.

Transitional Small Business Disclosure Format (check one):  Yes / /   No /x/

================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
                                                                     -----------

PART 1.   FINANCIAL INFORMATION

    Item 1. Financial Statements
            Consolidated Balance Sheets as of July 31, 1997
            (unaudited) and April 30, 1997.................................2

            Unaudited Consolidated Statements of Operations
            for the three Months Ended July 31, 1997 and 1996..............3

            Unaudited Consolidated Statements of Cash Flows
            for the Three Months Ended July 31, 1997 and 1996..............4

            Notes to Consolidated Financial Statements.....................5

    Item 2. Management's Discussion and Analysis or Plan of Operation......8

PART II.  OTHER INFORMATION:

    Item 1. Legal Proceedings..............................................14

    Item 6. Exhibits, List and Reports on Form 8-K.........................14

SIGNATURES.................................................................15

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Group Long Distance, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  July 31, 1997 (Unaudited) and April 30, 1997

ASSETS
                                                                                  July 31,1997        April 30, 1997
                                                                                  ------------        --------------
                                                                                  (Unaudited)
Current assets
    Cash                                                                           $   751,829           $1,977,546
    Accounts receivable less allowance for doubtful accounts                         7,380,947            3,493,154
       of $634,000 and $620,000 at July 31,1997 and April 30,1997,
       respectively
    Note receivable - related party                                                     26,608               32,261
    Deferred tax assets                                                                233,300              233,300
    Prepaid expenses and other current assets                                        7,309,948              642,333
                                                                                     ---------              -------
                                                                                    15,702,632            6,378,594
                                                                                    ----------            ---------

Prepaid Expenses, net of current portion                                             5,070,000                    -
Property and equipment, net                                                            322,120              347,615
Customer acquisition costs, net                                                      1,710,935            2,291,221
Deferred tax assets                                                                    513,384              416,600
Other assets                                                                            33,543               37,236
                                                                                        ------               ------
          Total assets                                                             $23,352,614           $9,471,266
                                                                                   ===========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                               $19,668,593            4,272,880
    Accrued expenses and other liabilities                                             533,197              790,739
    Current portion of long-term debt                                                1,881,373            1,698,966
                                                                                     ---------            ---------
                                                                                    22,083,163            6,762,585
Long-term debt, net of current portion                                               1,074,330            1,072,307
                                                                                     ---------            ---------
          Total liabilities                                                         23,157,493            7,834,892
                                                                                    ----------            ---------
Stockholders' equity                                                                         -                    -
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 12,000,000 shares authorized;                                    -                    -
   3,467,118 and 3,462,354 shares issued and outstanding as of
   July 31, 1997 and April 30, 1997, respectively
Additional paid-in capital                                                           5,751,319            5,848,819
Accumulated deficit                                                                 (5,556,198)          (4,212,445)
                                                                                   -----------          -----------
          Total stockholders' equity                                                   195,121            1,636,374
                                                                                       -------            ---------
          Total liabilities and stockholders' equity                               $23,352,614           $9,471,266
                                                                                   ===========           ==========

        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 1997 and 1996

                                                                      Three Months Ended
                                                                      ------------------
                                                                            July 31
                                                                            -------
                                                                   1997               1996
                                                                   ----               ----
Sales                                                         $  9,064,998       $ 5,712,188
Cost of sales                                                    6,961,188         4,033,142
                                                                 ---------         ---------
            Gross profit                                         2,103,810         1,679,046
Selling, general and administrative expenses                     1,188,567         1,094,972
Marketing Expenses                                               1,690,000                 -
Depreciation and amortization                                      633,284           375,290
                                                                   -------           -------
            Earnings (loss) from operations                     (1,408,041)          208,784
Interest expense, net                                               32,496            43,630
                                                                    ------            ------
            Earnings (loss) before income taxes                 (1,440,537)          165,154
Income tax expense (benefit)                                       (96,784)           80,264
                                                                  --------            ------
            Net earnings (loss)                               $ (1,343,753)      $    84,890
                                                              ============       ===========
Earnings (loss) per common and common equivalent
  share                                                       $      (0.39)      $       .04
                                                              ============       ===========


        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 1997 and 1996

                                                                                           Three Months Ended
                                                                                           ------------------
                                                                                                 July 31
                                                                                                 -------

                                                                                      1997                   1996
                                                                                      ----                   ----
Cash flows from operating activities
          Net (loss) earnings                                                      $(1,343,753)             $84,890
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities
          Depreciation and amortization                                                633,284              378,561
          Provision for bad debts                                                      434,449              184,930
          Changes in assets and liabilities
          (Increase) in accounts receivable                                         (4,322,242)          (2,643,622)
          Decrease  in notes receivable                                                  5,653                6,780
          (Increase) in deferred tax asset                                             (96,784)             (36,995)
          (Increase) in prepaid expenses and other current assets                   (6,695,115)            (354,327)
          (Increase) in prepaid expenses, net of current portion                    (5,070,000)                   -
          Increase in accounts payable                                              15,395,713              206,865
          Increase in Notes Payable                                                          -            1,033,346
          (Decrease) Increase in accrued expenses and other liabilities               (239,269)             211,589
                                                                                     ---------              -------
          Net cash used in operating activities                                     (1,298,064)            (927,983)
                                                                                   -----------            ---------

Cash flows from investing activities
          Acquisitions of property and equipment                                             -             (291,769)
          Acquisitions of customer bases                                                     -           (5,387,930)
          Decrease in other assets                                                       3,693                    -
                                                                                         -----          -----------
                   Net cash (used in) provided by investing activities                  3,693           (5,679,699)
                                                                                         -----          -----------

Cash flows from financing activities
          Net (payments) borrowings under line of credit agreement                      (8,333)              50,000
          Proceeds from loan originations                                              184,430            6,671,230
          Principal repayments of long-term debt                                             -              (90,444)
          Proceeds from the sale of common stock and warrants                            2,500                    -
          Principal repayments of capital lease obligations                             (9,943)              (2,975)
          Repurchase of Tel-Save Warrants                                             (100,000)
          Offering costs incurred                                                            -              (63,092)
                                                                                     ---------             --------
          Net cash provided by financing activities                                    68,654            6,564,719
                                                                                        ------            ---------

Net (decrease) in cash                                                              (1,225,717)             (42,963)
Cash at beginning of year                                                            1,977,546               78,767
                                                                                     ---------              -------
Cash at end of year                                                                   $751,829              $35,804
                                                                                      ========             ========

Noncash investing and financing activity:
          The Company acquired a customer base partially with common stock with a value of $1,085,000.

        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

The balance sheet at April 30, 1997 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended April 30, 1997.


NOTE B - FORMATION AND OPERATIONS OF THE COMPANY

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

Group Long Distance, Inc is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save, Inc. ("Tel-Save") and WorldCom/LDDS Inc. The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 90% and 71% of total revenues for the three months ended July 31, 1997 and 1996 , respectively.

NOTE C - WARRANT REPURCHASE

In connection with the financing of the acquisition of Adventures-in-Telecom, Inc. ("AIT") in July 1996, the Company issued warrants to Tel-Save to purchase 300,000 shares of common stock of the Company at $5.75 per share and 50,000 shares at $5.00 per share. In June 1997, these warrants were purchased by the Company from Tel-Save for $100,000.


NOTE D - INCREASE IN PREPAID EXPENSES AND ACCOUNTS PAYABLE

For the three months ended July 31, 1997, the Company incurred $13,520,000 in marketing expenses which has resulted in approximately 200,000 new orders. The Company is provisioning (activating new customers) on the Tel-Save One-Better-Net ("OBN"). During the three months ended July 31, 1997, 74,000 of these new customers were provisioned on the OBN and accounted for approximately $4.1 million of revenues for the quarter. The balance of these customers are to be provisioned during the three months ending October 31, 1997. These expenses are being expensed 50% in the current fiscal year and 50% in the subsequent year. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $1,690,000 of such telemarketing expenses were allocated for the three months ended July 31, 1997. The Company anticipates continuing its telemarketing campaign through the second quarter of fiscal 1998 and anticipates incurring similar marketing expenses.


NOTE E - PROCEEDS FROM PUBLIC OFFERING

On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the three months ended July 31, 1997, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.


NOTE  F -  COMMITMENTS AND CONTINGENCIES

Reference is made to Note I - Commitments and Contingencies to the Company's Financial Statements for the year ended April 30, 1997, which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

The Company owes AT&T $547,500 under a previously executed settlement agreement relating to certain billing disputes. The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226
(NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. A scheduling conference for the matter has been set for October 6, 1997. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

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


NOTE G - SUBSEQUENT EVENTS

On August 11, 1997, the Company acquired all the issued and outstanding stock of Eastern Telecommunications Incorporated ("ETI"), a New York-based long-distance reseller. The purchase price aggregated $8.313 million and consisted of two $3.5 million notes (the "ETI Notes") and the assumption of $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. ETI's assets consist of two warrants to purchase 1,347,000 shares of the common stock of Tel-Save (the "ETI Tel-Save Warrants"), a customer base of 7,000 and receivables. A substantial portion of ETI's revenues are derived through Tel-Save. On August 11, 1997 the Company exercised one of the ETI Tel-Save Warrants to purchase 600,000 common stock shares of Tel-Save for an aggregate exercise price of $2,450,000. The Company is currently treating this amount as an account payable to Tel-Save.

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

The ETI Agreement also provides that the Company will indemnify the selling shareholders for a period of five years from the date of sale from and against any and all losses arising from the transaction and releases the selling shareholders from certain liabilities to ETI. The indemnification excludes any tax liability the selling shareholders may incur in connection with the transaction.

Of the $8.313 million acquisition cost of ETI, $7.713 million has been allocated to the ETI Tel-Save Warrants and the balance of $600,000 has been allocated to the customer base. No value was assigned to the receivables purchased due to the uncertainty surrounding their collectibility.

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

This Report on Form 10-QSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified herein and from time to time in the Company's filings with the SEC.


Overview

        Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save, Inc. ("Tel-Save") and WorldCom/LDDS Inc ("WorldCom"). The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 90% and 71% of total revenues for the three months ended July 31, 1997 and 1996, respectively.

        To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. Certain of the Company's network service agreements contain provisions for guaranteed monthly volume and network usage which is the basis for determining volume discounts and other special billing features. If the Company is unable to achieve the guaranteed monthly volume, the agreements provide for various surcharges. Failure to satisfy volume purchase commitments or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

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

        For the three months ended July 31, 1997, the Company incurred $13,520,000 in marketing expenses which has resulted in approximately 200,000 new orders. The Company is provisioning (activating new customers) on the Tel-Save One-Better-Net ("OBN"). During the three months ended July 31, 1997, 74,000 of these new customers were provisioned on the OBN and accounted for approximately $4.1 million of revenues for the quarter. The balance of these customers are to be provisioned during the three months ending October 31, 1997. These expenses are being expensed 50% in the current fiscal year and 50% in the subsequent year. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $1,690,000 of such telemarketing expenses were allocated for the three months ended July 31, 1997. The Company anticipates continuing its telemarketing campaign through the second quarter of fiscal 1998 and anticipates incurring similar marketing expenses.

        The Company has historically experienced delays in provisioning by its carriers. In an effort to improve provisioning efficiencies, the Company is currently entering into negotiations to begin "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers. This is expected to reduce billing inefficiencies and increase collections and improve customer retention. The Company anticipates implementing this change in the third quarter of fiscal year 1998.

        The Company's operating results are significantly affected by customer attrition rates. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment.

        There can be no assurance that assumed attrition rates underlying the Company's amortization schedule will prove to be accurate or that customer attrition rates will not increase in the future. Any significant increase in customer attrition rates resulting in increased amortization expense will continue to have a material adverse effect on the Company's operating results. In the event that attrition rates increase as a result of increased competition, the purchase of poorly performing customer bases or the inability to manage the existing customer base, the Company may continue to incur charges that result in losses.

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


Results of Operations

        The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:


                                                               Three Months Ended
                                                                    July 31,
                                                         -----------------------------
                                                              1997             1996
                                                         -------------     ------------
 Sales                                                      100%             100%
 Cost of Sales                                               77               71
 Gross profit                                                23               29
 Selling, general and administrative expense                 13               19
 Marketing Expenses                                          19
 Depreciation and amortization expense                        7                7
 Interest expense, net                                        *                *
 Earnings (losses) before income taxes                       16                3
 Income taxes                                                 1                1
 Net income (loss)                                           15                2

----------
 * Less than 1 percent


        Comparison of Three months ended July 31, 1997 to Three months ended July 31, 1996.

        Net Loss. The Company incurred a net loss of $1,343,753, or $0.39 per share, for the three months ended July 31, 1997, as compared to net earnings of $84,890 for the three months ended July 31, 1996, or $.04 per share, primarily as a result of the increase in marketing expenses incurred as a result of aggressive telemarketing efforts to attract new customers. Of the total of $13,520,000 marketing expenses incurred during the three months ending July 31, 1997, $1,690,000 were expensed for that period.

        Sales. The Company's sales were $9,064,998 for the three months ended July 31, 1997 compared to $5,712,188 for the three months ended July 31, 1996, an increase of $3,352,810 or 59%. The increased sales were primarily the result of the Company's telemarketing efforts which added approximately $4.1 million of additional sales in the three months ended July 31, 1997.

        Cost of Sales. Cost of sales was $6,961,188 for the three months ended July 31, 1997 compared to $4,033,142 for the three months ended July 31, 1996, an increase of $2,928,046 or 73%. As a percentage of sales, cost of sales was 77% for the three months ended July 31, 1997 compared to 71% for the three months ended July 31, 1996. The increase in cost of sales was a result of additional start up costs incurred in provisioning new orders onto OBN. Gross margin was $2,103,810 for the three months ended July 31, 1997 compared to $1,679,046 for the three months ended July 31, 1996, an increase of $424,764 or 25%. As a percentage of sales, gross margin was 23% for the three months ended July 31, 1997 compared to 29% for the three months ended July 31, 1996. Higher gross margin in the prior period was due to the AIT acquisition.

        Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,188,567 for the three months ended July 31, 1997 compared to $1,094,972 for the three months ended July 31, 1996, an increase of $93,595 or 8%. This increase in SG&A was due to increased sales, which was offset by improved operating efficiencies and a reduction in staff as compared to the three months ended July 31, 1996. As a percentage of sales, SG&A for the fiscal years ended April 30, 1997 and 1996 was approximately 13% and 19%, respectively. This decrease was due to the increase in sales without a significant change in expenditure.

        Marketing Expenses. Marketing expenses were $1,690,000 for the three months ended July 31, 1997. These expenses were incurred as a result of increased telemarketing efforts in the three months ended July 31, 1997 and which resulted in increased sales of $4.1 million for the corresponding period.

        Depreciation and Amortization Expense. Depreciation and amortization expense was $633,284 for the three months ended July 31, 1997 compared to $375,290 for the three months ended July 31, 1996, an increase of $257,994. The increase in depreciation and amortization was attributable to the Company's change in the estimated rate of amortization of the AIT customer base due to significant customer attrition. As a percentage of sales, depreciation and amortization expense was constant at approximately 7% for the three months ended July 31, 1997 and 1996.

        Interest Expense Net. Interest expense (net) for the three months ended July 31, 1997 was $32,496 compared to $43,630 for the three months ended July 31, 1996, a decrease of $11,134. This interest expense was primarily due to the $5,521,230 loan from Tel-Save in July 1996 which was primarily used to complete the AIT acquisition (the "AIT Loan"). The outstanding loan balance at July 31, 1997 was approximately $2,283,000.

        Income Taxes. Income tax benefit for the three months ended July 31, 1997 was $96,784 compared to a provision for income taxes of $80,264 for the three months ended July 31, 1996. The tax benefit was a result of the Company's loss for income tax purposes and as a result of certain amortization expenses being not currently deductible.


Liquidity and Capital Resources

        The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

        At July 31, 1997, the Company had a working capital deficit of $6,380,531, as compared to working capital deficit of $383,991 at April 30, 1997. The increase in the working capital deficit was primarily attributable to an increase in accounts payable due to marketing expenses incurred as a result of the telemarketing efforts in the first quarter of fiscal year 1998.

        Net cash used in operating activities was $1,298,064 for the three months ended July 31, 1997 as compared to cash used in operating activities of $927,983 for the three months ended July 31, 1996. The increase in cash used in operating activities is primarily attributable to an increase in accounts receivable, an increase in prepaid expenses as a result of marketing expenses incurred through telemarketing efforts and an increase in accounts payable. Net cash provided from investing activities was $3,693 for the three months ended July 31, 1997, as compared to cash used in operating activities of $5,679,699 for the three months ended July 31, 1996. The increase in cash used in investing activities for the three months ended July 31, 1996 was attributable primarily to the AIT acquisition. Net cash provided by financing activities was $68,654 for the three months ended July 31, 1997 as compared to net cash provided by financing activities for the three months ended July 31, 1996 of $6,564,719. The increase in cash provided by financing activities is primarily attributable to the proceeds of the AIT Loan for the three months ended July 31, 1996. At July 31, 1997, the Company had cash of $751,829.

        On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the three months ended July 31, 1997, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

        Proceeds from loans totaled $184,430 during the three months ended July 31, 1997 and $6,671,230 during the same period in 1996. No repayment of loans were made during the three months ended July 31, 1997.

        In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000 of which $18,750 was outstanding at July 31, 1997, compared to $27,083 at April 30, 1997. The loan bears interest at the prime rate plus 2% and matures on May 2, 1998. In August 1996, the Company entered into an agreement with Gateway which, as amended as of February 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which terminates on September 5, 1997. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of July 31, 1997, no amount was outstanding under this line of credit.

        In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Philip C. Cezeaux, an unaffiliated third party in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2% and principal and interest are payable in equal monthly installments of $2,600 until September 1999. At July 31, 1997, $58,895 was outstanding under such note, compared to $66,968 at April 30, 1997. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 of Common Stock at a price of $3.15 per share. These options expire on September 30, 1997.

        In July 1996, Global Telecom Network, Inc., a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr. President and Chief Executive Officer of the Company, converted accounts payable to the Company into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The outstanding principal amount and accrued interest on the note is payable monthly and matures on November 15, 1997. Gerald M. Dunne, Sr. has pledged 50,000 shares of the Company's Common Stock owned by him to secure repayment of such promissory note. As of July 31, 1997, the balance outstanding on the note was $26,608, compared to $32,261 at April 30, 1997.

        At July 31, 1997, the Company's allowance for doubtful accounts was approximately $634,000 after certain write-offs during the quarter as compared to approximately $620,000 at April 30, 1997, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 5% of the Company's revenues for the three months ended July 31, 1997 and 3% for the three months ended July 31, 1996.

        The Company's capital requirements have been and will continue to be significant. Historically, the Company has been dependent on financing to fund its cash requirements. Based on the Company's currently proposed plans and assumptions relating to its operations, the Company believes its available cash, which includes proceeds from its initial public offering, together with projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for the fiscal year ending April 30, 1998. The Company may seek, however, additional debt or equity financing to fund its continuing expansion through acquisitions. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the offering or project cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing earlier than anticipated or curtail its operations.

Effects of Inflation

        The Company does not believe that inflation has had a significant impact on its operations for the three months ended July 31, 1997 and the three months ended July 31, 1996.

Subsequent Events

        On August 11, 1997, the Company acquired all the issued and outstanding stock of Eastern Telecommunications Incorporated ("ETI"), a New York-based long-distance reseller. The purchase price aggregated $8.313 million and consisted of two $3.5 million notes (the "ETI Notes") and the assumption of $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. ETI's assets consist of two warrants to purchase 1,347,000 shares of the common stock of Tel-Save (the "ETI Tel-Save Warrants"), a customer base of 7,000 and receivables. A substantial portion of ETI's revenues are derived through Tel-Save. On August 11, 1997 the Company exercised one of the ETI Tel-Save Warrants to purchase 600,000 common stock shares of Tel-Save for an aggregate exercise price of $2,450,000. The Company is currently treating this amount as an account payable to Tel-Save.

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

        The ETI Agreement also provides that the Company will indemnify the selling shareholders for a period of five years from the date of sale from and against any and all losses arising from the transaction and releases the selling shareholders from certain liabilities to ETI. The indemnification excludes any tax liability the selling shareholders may incur in connection with the transaction.

        Of the $8.313 million acquisition cost of ETI, $7.713 million has been allocated to the ETI Tel-Save Warrants and the balance of $600,000 has been allocated to the customer base. No value was assigned to the receivables purchased due to the uncertainty surrounding their collectibility.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

        The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. A scheduling conference regarding the matter has been set for October 6, 1997. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

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

Item 6.  Exhibits and Reports on Form 8-K
        (a)  Exhibit 27 - Financial Data Schedule

        (b)  Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended July 31, 1997.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GROUP LONG DISTANCE, INC.


Date  September 22, 1997          By:  /s/ Gerald M. Dunne, Jr.
                                       -------------------------
                                       Chairman, Chief Executive
                                       Officer and President.
                                       (Principal Executive Officer)

Date  September 22, 1997          By:  /s/ Peter J. Russo.
                                       --------------------
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Date  September 22, 1997          By:  /s/ Sam D. Hitner.
                                       -------------------
                                       Controller
                                       (Principal Accounting Officer).