Form 10QSB
period 1997-10-31
GROUP LONG DISTANCE INC
filed 1997-12-15
CIK 1004570

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  -------------
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly period ended October 31, 1997

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from __________ to __________

                         Commission file number 0-21913


                            GROUP LONG DISTANCE, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


            Florida                                      65-0213198
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                    1451 West Cypress Creek Road, Suite 200,
                            Fort Lauderdale, FL 33309
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (954) 771-9696
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


          Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
                                                                Yes |X|   No |_|

The number of shares of Common Stock, no par value, outstanding as of December 12, 1997 was 3,502,870.

The number of Redeemable Warrants outstanding as of December 12, 1997 was 1,437,500.

Transitional Small Business Disclosure Format (check one):     Yes |_|    No |X|
                               -----------------
================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX
                                                                     Page Number
                                                                     -----------

PART 1.  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Consolidated Balance Sheets as of October 31, 1997
                 (unaudited) and April 30, 1997............................... 1

                 Unaudited Consolidated Statements of Operations
                 for the six months ended October 31, 1997 and 1996........... 2

                 Unaudited Consolidated Statements of Cash Flows
                 for the six months ended October 31, 1997 and 1996........... 3

                 Unaudited Notes to Consolidated Financial Statements......... 4

         Item 2. Management's Discussion and Analysis or Plan of
                 Operation.................................................... 7

PART II.  OTHER INFORMATION:

         Item 1. Legal Proceedings............................................13

         Item 6. Exhibits and Reports on Form 8-K.............................13

SIGNATURES....................................................................14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Group Long Distance, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                 October 31, 1997 (Unaudited) and April 30, 1997

ASSETS                                      October 31, 1997      April 30, 1997
                                            ----------------      --------------
                                              (Unaudited)
Current assets
    Cash                                      $   398,597           $1,977,546
    Accounts receivable less allowances        14,042,678            3,493,154
     for doubtful accounts of $1,413,000
     and $620,000 at October 31, 1997 and
     April 30, 1997, respectively
    Note receivable - related party                18,128               32,261
    Deferred tax assets                           250,129              233,300
    Prepaid expenses and other                 13,582,812              642,333
     current assets
                                            -------------         ------------
                                               28,292,344            6,378,594
                                            -------------         ------------

Prepaid expenses, net of current portion        2,990,000                   --
Property and equipment, net                       198,259              347,615
Customer and acquisition costs, net             1,767,128            2,291,221
Deferred tax assets                               513,384              416,600
Other assets                                       26,556               37,236
                                            -------------         ------------
         Total assets                         $33,787,671           $9,471,266
                                            =============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Line of credit                                 82,000                   --
    Accounts payable                          $24,314,172            4,272,880
    Income taxes payable                        2,841,699                   --
    Accrued expenses and other liabilities        762,925              790,739
    Current portion of long-term debt             646,141            1,698,966
                                            -------------         ------------
                                               28,646,937            6,762,585
Long-term debt, net of current portion                 --            1,072,307
                                            -------------         ------------
         Total liabilities                     28,646,937            7,834,892
                                            -------------         ------------
Stockholders' equity                                   --                   --
Preferred stock, no par value, 2,000,000
  shares authorized; no shares issued and
  outstanding
Common stock, no par value, 12,000,000                 --                   --
  12,000,000 shares authorized; 3,502,870
  and 3,462,354 shares issued and
  outstanding as of October 31, 1997 and
  April 30, 1997, respectively
Additional paid-in capital                      5,913,988            5,848,819
Accumulated deficit                              (773,254)          (4,212,445)
                                            -------------         ------------
         Total stockholders' equity             5,140,734            1,636,374
                                            -------------         ------------
         Total liabilities and                $33,787,671           $9,471,266
           stockholders' equity
                                            =============         ============

        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six months ended October 31, 1997 and 1996

                                  Six Months            Three Months
                                    Ended                  Ended
                                  October 31             October 31

                                     1997        1996        1997        1996
                                 ----------------------------------------------

Sales                             25,478,448  11,983,983  16,413,450  6,271,795
Cost of Sales                     18,222,422   8,508,949  11,261,234  4,475,807
                                 ----------------------------------------------
         Gross Profit              7,256,026   3,475,034   5,152,216  1,795,988
Other Income, net                 13,417,657              13,417,657
                                 ----------------------------------------------
    Income from operations        20,673,683   3,475,034  18,569,873  1,795,988
Selling, general and
 administrative expenses           3,900,391   2,193,421   2,711,824  1,098,449
Marketing Expenses                 9,097,351               7,407,351
Depreciation and amortization      1,314,745     905,955     681,461    530,665
                                 ----------------------------------------------
   Earnings from operations        6,361,196     375,658   7,769,237    166,874
Interest expense, net                195,286     201,101     162,790    119,875
                                 ----------------------------------------------
   Earnings before income taxes    6,165,910     174,557   7,606,447     46,999
Income tax expense                 2,726,719     107,489   2,823,503     45,496
                                 ----------------------------------------------
         Net earnings            $ 3,439,191     $67,068  $4,782,944     $1,503
                                 ==============================================
Earnings per common and common
 equivalent share                      $0.99       $0.03       $1.37      $0.00
                                 ==============================================










        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 1997 and 1996

                                                     1997          1996
                                                     ----          ----
Cash flows from operating activities
      Net earnings                               $3,439,191     $67,068
Adjustments to reconcile net earnings to net
  cash provided by operating activities
      Depreciation and amortization               1,314,745     905,955
      Provision for bad debts                     1,519,848     356,199
      Changes in assets and liabilities
      (Increase) in accounts receivable         (12,069,372) (1,728,532)
      Decrease in notes receivable                   14,133      25,921
      (Increase) in deferred tax asset             (113,613)    (63,778)
      (Increase) in prepaid expenses and        (13,067,979)   (282,789)
        other current assets
      (Increase) in prepaid expenses, net        (2,990,000)          -
        of current portion
      Increase in accounts payable               19,976,800   1,138,719
      Increase in income taxes payable            2,841,699           -
      Increase in accrued expenses and other            300     236,296
        liabilities
                                                 ----------   ---------
      Net cash provided by operating                865,752     655,059
        activities
                                                 ----------   ---------

Cash flows from investing activities
      Acquisitions of property and equipment         86,207    (161,753)
      Acquisitions of Tel-Save common stock      (5,495,760)          -
      Acquisitions of customer bases               (600,000) (5,517,491)
      Decrease  in other assets                      10,680     (37,570)
                                                 ----------   ---------
            Net cash used in  investing          (5,998,873) (5,716,814)
              activities                         ----------   ---------

Cash flows from financing activities
      Net borrowings under line of credit            82,000     100,000
        agreement
      Proceeds from loan originations                     -   5,478,619
      Principal repayments of long-term debt     (3,118,537)   (216,079)
      Proceeds from the sale of common stock         65,169           -
        and warrants
      Proceeds from sale of Tel-Save common      26,622,553           -
        stock
      Repayment of marketing expenses           (13,068,899)          -
      Repayment of  ETI notes payable.           (7,000,000)          -
      Principal repayments of capital lease         (15,609)     (5,380)
        obligations
      Principal repayments on line of credit        (12,505)    (10,252)
      Offering costs incurred                             -    (175,072)
      Net cash provided by  financing             ----------   ---------
        activities                                3,554,172   5,171,836
                                                  ---------   ---------
Net (decrease) in cash                           (1,578,949)    110,081
Cash at beginning of year                         1,977,546      78,767
                                                  ---------   ---------

Cash at end of  period                             $398,597    $188,848
                                                  =========   =========

Noncash investing and financing activity:
      The Company acquired a customer base partially with common stock with a value of $1,085,000.

        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended October 31, 1997 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

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

NOTE C - SALE OF TEL-SAVE HOLDINGS, INC. COMMON STOCK

On October 17, 1997, Group Long Distance, Inc. completed the private sale of 1,347,000 shares of common stock of Tel-Save Holdings, Inc. ("Tel-Save"), at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million (excluding taxes and transaction costs). The purchaser of the 1,347,000 shares of Tel-Save common stock was the Anschutz Family Investment Company LLC, a Colorado limited liability company.

As previously reported, the Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at $4.08 per share ("the Warrants"), in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ("ETI"). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000.

In August 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant and purchased 747,000 shares of common stock at an aggregate exercise price of $3,047,760.

Proceeds from the sale of the Tel-Save shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the Tel-Save shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998.

NOTE D - INCREASE IN PREPAID EXPENSES AND ACCOUNTS PAYABLE

For the six months ended October 31, 1997, the Company incurred $23,920,000 in marketing expenses which has resulted in approximately 360,000 new orders. The Company is provisioning (activating new customers) on the Tel-Save One-Better-Net ("OBN"). During the six months ended October 31, 1997, these new customers were provisioned on OBN and accounted for approximately $15.6 million of revenues and approximately $11.5 million for the three months ended October 31, 1997. These expenses are being expensed 75% in the current fiscal year and 25% in the subsequent year. This allocation represents a change in estimate from the first quarter of fiscal year 1998 in that the percentage was increased from 50% to 75%. The current quarterly results therefore reflect such change in estimate for the six months ended October 31, 1997. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $7,670,000 of such telemarketing expenses were allocated for the six months ended October 31, 1997, and $5,980,000 for the three months ended October 31, 1997. In addition, the Company incurred further marketing expenses of $1,427,351 which were expensed in full during the three months ended October 31, 1997. The Company curtailed telemarketing efforts during the three months period ended October 31, 1997 and does not expect to incur expenses of this magnitude in the remaining two quarters of fiscal year 1998.

NOTE E - PROCEEDS FROM PUBLIC OFFERING

On March 24, 1997, the Company completed an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the three months ended July 31, 1997, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

NOTE F - COMMITMENTS AND CONTINGENCIES

Reference is made to Note I - Commitments and Contingencies to the Company's Financial Statements for the year ended April 30, 1997, which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

The Company owes AT&T $547,500 under a previously executed settlement agreement relating to certain billing disputes. The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226
(NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. A scheduling conference was held on October 6, 1997, and the period for initial disclosure closed on December 6, 1997. A further scheduling conference has been set for March 6, 1998. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

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

This Report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified herein and from time to time in the Company's filings with the SEC.

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

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 5 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service.

         The Company relies on the marketing of its services, which is currently performed by independent telemarketers, to generate a significant portion of its revenues. The Company has significantly increased its use of telemarketers, and anticipates that it will become increasingly dependent upon these independent telemarketers to market its services.

         The Company's ability to continue and to expand its operations is dependent upon the Company's ability to maintain satisfactory relationships with existing carriers and independent telemarketers and establish relationships with additional carriers and independent telemarketers.

         For the six months ended October 31, 1997, the Company incurred $23,920,000 in telemarketing expenses which has resulted in approximately 360,000 new orders. The Company is provisioning (activating new customers) on the Tel-Save One-Better-Net ("OBN"). During the six months ended October 31, 1997, these new customers were provisioned on the OBN and accounted for approximately $15.6 million of revenues and approximately $11.5 million for the three months ended October 31, 1997. These expenses are being expensed 75% in the current fiscal year and 25% in the subsequent year. This allocation represents a change in estimate from the first quarter of fiscal year 1998 in that the percentage was increased from 50% to 75%. The current quarterly results therefore reflect such change in estimate for the six months ended October 31, 1997. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $7,670,000 of such telemarketing expenses were allocated for the six months ended October 31, 1997, and $5,980,000 for the three months ended October 31, 1997. In addition, the Company incurred further marketing expenses of $1,427,351 which were expensed in full during the three months ended October 31, 1997. The Company curtailed telemarketing efforts at the end of the three month period ended October 31, 1997 and does not expect to incur expenses of this magnitude in the remaining two quarters of fiscal year 1998.

         In an effort to improve efficiencies, the Company has commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC"). This is expected to improve billing efficiencies and increase collections and customer retention, however, there can be no assurance that such efficiences or increased collections will occur.

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

Other Matters

         The Company has to date been approved to resell local exchange telecommunications services to both residential and business customers in twenty two (22) states. Local services will be an adjunct to the intrastate interexchange services that the company currently provides.

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                     Six months ended        Three months ended
                                        October 31,              October 31,
                                     -----------------------------------------
                                       1997     1996            1997      1996
                                     -----------------------------------------
Sales                                  100%     100%            100%      100%
Cost of Sales                           72       71              69        71
Gross profit                            28       29              31        29
Other Income, net                       53        -              82
Selling, general and administrative     15       18              17        18
 expense
Marketing expenses                      36        -              45
Depreciation and amortization            5        8               4         8
 expense
Interest expense, net                    *        2               *         3
Earnings before income taxes            24        1              46         *
Income tax expense                      11        *              17         *
Net earnings                            13        *              29         *
----------
* Less than 1 percent


         Comparison of Six months ended October 31, 1997 to Six months ended October 31, 1996 and of Three months ended October 31, 1997 to Three months ended October 31, 1996.

         Sales. The Company's sales were $25,478,448 for the six months ended October 31, 1997 compared to $11,983,983 for the six months ended October 31, 1996, an increase of $13,494,465 or 113%. Sales for the three months ended October 31, 1997 and October 31, 1996 were $16,413,450 and $6,271,795, respectively. The increased sales were primarily the result of the Company's telemarketing efforts which added approximately $15.6 million of additional sales in the six months ended October 31, 1997, and approximately $11.5 million of additional sales in the three months ended October 31, 1997.

         Cost of Sales. Cost of sales was $18,222,422 for the six months ended October 31, 1997 compared to $8,508,949 for the six months ended October 31, 1996, an increase of $9,713,473 or 114%. As a percentage of sales, cost of sales was 72% and 71% for the six months ended October 31, 1997 and October 31, 1996, respectively. Cost of sales for the three months ended October 31, 1997 and October 31, 1996 were $11,261,234 and $4,475,807, respectively. The increase in cost of sales was due to the increase in sales that resulted from the telemarketing efforts of the Company in the first and second quarters of the current fiscal year. Gross profit was $7,256,026 for the six months ended October 31, 1997 compared to $3,475,034 for the six months ended October 31, 1996, an increase of $3,780,992 or 109%. As a percentage of sales, gross profit was 28% and 29% for the six months ended October 31, 1997 and October 31, 1996, respectively. Gross profit was $5,152,216 for the three months ended October 31, 1997 compared to $1,795,988 for the three months ended October 31, 1996, an increase of $3,356,228 or 187%. The increase in gross profit in the six month period ended October 31, 1997 was due to the increased sales as a result of the Company's telemarketing efforts.

         Other Income, Net. Other Income was a direct result of the profit on sale of Tel-Save stock was $13,417,657 (excluding taxation) for the six months ended October 31, 1997. This profit on sale arose as a result of the private sale of 1,347,000 shares of common stock of Tel-Save Holdings, Inc. ("Tel-Save"), at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million. The Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at an average exercise price of $4.08 per share in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ("ETI").

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $3,900,391 for the six months ended October 31, 1997 compared to $2,193,421 for the six months ended October 31, 1996, an increase of $1,706,970 or 78%. This increase in SG&A was due to increased sales, which was offset by improved operating efficiencies and a reduction in staff as compared to the six months ended October 31, 1996. Selling, general and administrative expenses were $2,711,824 for the three months ended October 31, 1997 compared to $1,098,449 for the three months ended October 31, 1996. As a percentage of sales, SG&A for the six months ended October 31, 1997 and 1996 was approximately 15% and 18%, respectively. This decrease was due to the increase in sales without a significant change in expenditure.

         Marketing Expenses. Marketing expenses were $9,097,351 for the six months ended October 31, 1997. These expenses were incurred as a result of increased telemarketing efforts in the six months ended October 31, 1997 and which resulted in increased sales of approximately $15.6 million for the corresponding period. Marketing expenses were $7,407,351 for the three months ended October 31, 1997. The Company did not incur any such telemarketing expenses during the comparable periods in 1996.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $1,314,745 for the six months ended October 31, 1997 compared to $905,955 for the six months ended October 31, 1996, an increase of $408,790. The increase in depreciation and amortization was attributable to the Company's change in the estimated rate of amortization in the third quarter of fiscal year 1997 of the AIT customer base due to significant customer attrition. Depreciation and amortization expense was $681,461 for the three months ended October 31, 1997 compared to $530,665 for the three months ended October 31, 1996. As a percentage of sales, depreciation and amortization expense was approximately 5% and 8% for the six months ended October 31, 1997 and October 31, 1996, respectively.

         Interest Expense Net. Interest expense (net) for the six months ended October 31, 1997 was $195,286 compared to $201,101 for the six months ended October 31, 1996, a decrease of $5,815. This interest expense was primarily due to the $5,521,230 loan from Tel-Save in July 1996 which was primarily used to complete the AIT acquisition (the "AIT Loan"). The outstanding loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of ETI.

         Income Taxes. Income tax expense for the six months ended October 31, 1997 was $2,726,719 compared to $107,489 for the six months ended October 31, 1996. The increase in the income tax expense was a result of the profit on the sale of the Tel-Save common stock acquired as part of the purchase of ETI, partially offset by the marketing expenses incurred as a result of the telemarketing efforts in the six months ended October 31, 1997.

         Net Earnings. The Company had net earnings of $3,439,191, or $0.99 per share, for the six months ended October 31, 1997, as compared to net earnings of $67,068, or $.03 per share, for the six months ended October 31, 1996. The increase in net earnings was as a result of the sale of the Tel-save common stock and increased sales through telemarketing efforts to attract new customers.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

         At October 31, 1997, the Company had a working capital deficit of $354,593, as compared to working capital deficit of $383,991 at April 30, 1997. The decrease in the working capital deficit was primarily attributable to the sale of the Tel-Save common shares. Proceeds from the sale of shares were used to retire the aggregate $7,000,000 in notes ( and accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in -Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of it's 1998 fiscal year.

          Net cash provided by operating activities was $865,752 for the six months ended October 31, 1997 as compared to cash provided by operating activities of $655,059 for the six months ended October 31, 1996. The increase in cash used in operating activities is primarily attributable to an increase in accounts receivable, an increase in prepaid expenses as a result of marketing expenses incurred through telemarketing efforts and an increase in accounts payable. Net cash used in investing activities was $5,998,873 for the six months ended October 31, 1997, as compared to cash used in operating activities of $5,716,814 for the six months ended October 31, 1996. The increase in cash used in investing activities for the six months ended October 31, 1996 was attributable primarily to the ETI acquisition. Net cash provided by financing activities was $3,554,172 for the six months ended October 31, 1997 as compared to net cash provided by financing activities for the six months ended October 31, 1996 of $5,171,836. The increase in cash provided by financing activities is primarily attributable to the proceeds from the sale of the Tel-Save common stock for the six months ended October 31, 1996. An aggregate of 35,752 options of common stock were exercised during the six months ended October 31, 1997. At October 31, 1997, the Company had cash of $398,597.

         On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the six months ended October 31, 1997, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

         Proceeds from loans and lines of credit totaled $82,000 during the six months ended October 31, 1997 and $5,578,619 during the same period in 1996. The Company repaid the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of Adventures-in-Telecom. During the six months ended October 31, 1997 the Company repaid $13,068,899 of the marketing expenses incurred as a result of the Company's recent telemarketing efforts.

         In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000 of which $14,578 was outstanding at October 31, 1997, compared to $27,083 at April 30, 1997. The loan bears interest at the prime rate plus 2% and matures on May 2, 1998. In August 1996, the Company entered into an agreement with Gateway which, as amended as of February 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which terminates on September 5, 1997. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of October 31, 1997, $82,000 was outstanding under this line of credit.

         In September 1995, the Company issued a promissory note to John L. Tomlinson, a director of the Company, and Philip C. Cezeaux, an unaffiliated third party in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusts semi-annually based on the prime rate plus 2% and principal and interest are payable in equal monthly installments of $2,600 until September 1999. At October 31, 1997, $52,599 was outstanding under such note, compared to $66,968 at April 30, 1997. As an inducement for the loan, the Company issued options to Messrs. Tomlinson and Cezeaux to purchase 47,635 of Common Stock at a price of $3.15 per share. At September 30, 1997, Messrs. Tomlinson and Cezeaux exercised 16,700 of these options at $3.15 per share. The balance of the options therefore expired at September 30, 1997.

         In July 1996, Global Telecom Network, Inc., a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr. President and Chief Executive Officer of the Company, converted accounts payable to the Company into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The outstanding balance of the note was repaid in full on December 8, 1997.

         At October 31, 1997, the Company's allowance for doubtful accounts was approximately $1,413,000 after certain write-offs during the quarter as compared to approximately $620,000 at April 30, 1997, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 6% of the Company's revenues for the six months ended October 31, 1997 and 3% for the six months ended October 31, 1996.

         The Company's capital requirements have been and will continue to be significant. Historically, the Company has been dependent on financing to fund its cash requirements. Based on the Company's currently proposed plans and assumptions relating to its operations, the Company believes its available cash, and projected cash flow from operations, will be sufficient to satisfy its contemplated cash requirements for the fiscal year ending April 30, 1998. The Company may seek, however, additional debt or equity financing to fund its continuing expansion through acquisitions. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the proceeds of the offering or project cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing earlier than anticipated or curtail its operations.

Effects of Inflation

         The Company does not believe that inflation has had a significant impact on its operations for the six months ended October 31, 1997 and the six months ended October 31, 1996.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

         The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company vigorously plans to litigate this matter. A scheduling conference was held on October 6, 1997, and the period for initial disclosure closed on December 3, 1997. A further scheduling conference has been set for March 6, 1998. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K

                 1. Form 8-K was filed on August 22, 1997 which relates to the acquisition of the Company of Eastern Telecommunications Incorporated ("ETI") on August 11, 1997.

                 2. Form 8-K/A was filed on October 27, 1997 which related to pro-forma financial statements of the Company and ETI.

                 3. Form 8-K was filed on October 31, 1997 which related to the sale of 1,347,000 shares of common stock of Tel-Save Holdings, Inc. acquired in connection with the acquisition of ETI on August 11, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GROUP LONG DISTANCE, INC.


Date  December 15, 1997                 By:  /s/ Gerald M. Dunne, Jr.
                                             ------------------------------
                                        Chairman, Chief Executive Officer
                                        and President.
                                        (Principal Executive Officer)

Date  December 15, 1997                 By:  /s/ Peter J. Russo
                                             ------------------------------
                                        Chief Financial Officer
                                        (Principal Financial Officer)

Date  December 15, 1997                 By:  /s/ Sam D. Hitner
                                             ------------------------------
                                        Controller and Company Secretary
                                        (Principal Accounting Officer)