Form 10QSB
period 1998-01-31
GROUP LONG DISTANCE INC
filed 1998-03-17
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-QSB

(Mark One)

/x/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-21913

                           GROUP LONG DISTANCE, INC.
                 ----------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 FLORIDA                                 65-0213198
                 -------                                 ----------
     (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

                            ------------------------

                    1451 WEST CYPRESS CREEK ROAD, SUITE 200,
                           FORT LAUDERDALE, FL 33309
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

                                 (954) 771-9696
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /x/ No / /

THE NUMBER OF SHARES OF COMMON STOCK, NO PAR VALUE, OUTSTANDING AS OF MARCH 13, 1998 WAS 3,502,870.

THE NUMBER OF REDEEMABLE WARRANTS OUTSTANDING AS OF MARCH 13, 1998 WAS
1,437,500.

Transitional Small Business Disclosure Format (check one):  Yes / /  No /x/

================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
                                     INDEX

                                                                                                            PAGE
                                                                                                           NUMBER
                                                                                                           ------

PART 1.    FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Consolidated Balance Sheets as of January 31, 1998 (unaudited) and April 30,
                     1997...............................................................................      1

                     Unaudited Consolidated Statements of Operations for the nine months ended January
                     31, 1998 and 1997..................................................................      2

                     Unaudited Consolidated Statements of Cash Flows for the nine months ended January
                     31, 1998 and 1997..................................................................      3

                     Unaudited Notes to Consolidated Financial Statements...............................      4

           Item 2.   Management's Discussion and Analysis or Plan of Operation..........................      7

PART II.   OTHER INFORMATION:

           Item 1.   Legal Proceedings..................................................................     13

           Item 6.   Exhibits and Reports on Form 8-K...................................................     13

SIGNATURES..............................................................................................     14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                JANUARY 31, 1998 (UNAUDITED) AND APRIL 30, 1997



                                                                                        JANUARY 31,    APRIL 30,
                                                                                           1998           1997
                                                                                        -----------    ---------
                                                                                        (UNAUDITED)
                                       ASSETS
Current assets
     Cash............................................................................   $   237,335    $1,977,546
     Accounts receivable less allowances for doubtful accounts of $1,788,000 and
       $620,000 at January 31, 1998 and April 30, 1997, respectively.................    15,893,346     3,493,154
     Note receivable--related party..................................................            --        32,261
     Deferred tax assets.............................................................       282,606       233,300
     Prepaid expenses and other current assets.......................................     9,861,001       642,333
                                                                                        -----------    ----------
                                                                                         26,274,288     6,378,594
                                                                                        -----------    ----------
Prepaid expenses, net of current portion.............................................     1,495,000            --
Property and equipment, net..........................................................       140,704       347,615
Customer and acquisition costs, net..................................................     1,406,192     2,291,221
Deferred tax assets..................................................................       390,267       416,600
Other assets.........................................................................        17,390        37,236
                                                                                        -----------    ----------
          Total assets...............................................................   $29,723,841    $9,471,266
                                                                                        ===========    ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Line of credit..................................................................   $    83,348            --
     Accounts payable................................................................    23,932,408    $4,272,880
     Income taxes payable............................................................     2,028,556            --
     Accrued expenses and other liabilities..........................................       689,980       790,739
     Current portion of long-term debt...............................................       618,764     1,698,966
                                                                                        -----------    ----------
                                                                                         27,353,056     6,762,585
Long-term debt, net of current portion...............................................            --     1,072,307
                                                                                        -----------    ----------
          Total liabilities..........................................................    27,353,056     7,834,892
                                                                                        -----------    ----------
Stockholders' equity
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and
  outstanding........................................................................            --            --
Common stock, no par value, 12,000,000 shares authorized; 3,502,870 and 3,462,354 shares issued and outstanding as of January 31, 1998 and April 30, 1997,
  respectively.......................................................................            --            --
Additional paid-in capital...........................................................     5,913,988     5,848,819
Accumulated deficit..................................................................    (3,543,203)   (4,212,445)
                                                                                        -----------    ----------
          Total stockholders' equity.................................................     2,370,785     1,636,374
                                                                                        -----------    ----------
          Total liabilities and stockholders' equity.................................   $29,723,841    $9,471,266
                                                                                        ===========    ==========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997


                                                              NINE MONTHS                  THREE MONTHS
                                                            ENDED JANUARY 31,            ENDED JANUARY 31,
                                                       --------------------------    --------------------------
                                                          1998           1997           1998           1997
                                                       -----------    -----------    -----------    -----------
Sales...............................................   $41,562,858    $17,098,542    $16,084,410    $ 5,114,559
Cost of Sales.......................................    29,205,126     12,512,943     10,982,704      4,003,994
                                                       -----------    -----------    -----------    -----------
          Gross Profit..............................    12,357,732      4,585,599      5,101,706      1,110,565
Other Income, net...................................    13,417,657             --             --             --
                                                       -----------    -----------    -----------    -----------
     Income from operations.........................    25,775,389      4,585,599      5,101,706      1,110,565
Selling, general and administrative expenses........     5,661,805      3,354,065      1,761,414      1,160,644
Marketing Expenses..................................    15,404,923                     6,307,572
Depreciation and amortization.......................     1,739,236      3,072,544        424,491      2,166,589
                                                       -----------    -----------    -----------    -----------
     Earnings from operations.......................     2,969,425     (1,841,010)    (3,391,771)    (2,216,668)
Interest expense, net...............................       294,600        307,392         99,314        106,291
                                                       -----------    -----------    -----------    -----------
     Earnings before income taxes...................     2,674,825     (2,148,402)    (3,491,085)    (2,322,959)
Income tax expense..................................     2,005,583             --       (721,136)      (107,489)
                                                       -----------    -----------    -----------    -----------
          Net earnings..............................   $   669,242    $(2,148,402)   $(2,769,949)   $(2,215,470)
                                                       ===========    ===========    ===========    ===========
Earnings per common and common equivalent share.....   $      0.19    $     (0.97)   $     (0.80)   $     (1.00)
                                                       ===========    ===========    ===========    ===========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED JANUARY 31, 1998 AND 1997

                                                                                          1998           1997
                                                                                       -----------    -----------
Cash flows from operating activities
     Net earnings...................................................................   $   669,242    $(2,148,402)
Adjustments to reconcile net earnings to net cash provided by operating activities
     Depreciation and amortization..................................................     1,739,236      3,072,544
     Provision for bad debts........................................................     2,529,400        734,275
Changes in assets and liabilities
     (Increase) in accounts receivable..............................................   (14,929,592)    (2,230,661)
     Decrease in notes receivable...................................................        32,261         42,880
     (Increase) in deferred tax asset...............................................       (22,973)      (159,361)
     (Increase) in prepaid expenses and other current assets........................    (9,346,168)      (632,522)
     (Increase) in prepaid expenses, net of current portion.........................    (1,495,000)            --
     Increase in accounts payable...................................................    19,595,039        972,269
     Increase in income taxes payable...............................................     2,028,556             --
     Increase in accrued expenses and other liabilities.............................       (78,306)       285,189
                                                                                       -----------    -----------
          Net cash provided by operating activities.................................       721,695        (63,789)
                                                                                       -----------    -----------
Cash flows from investing activities
     Acquisitions of property and equipment.........................................        80,207       (162,166)
     Acquisitions of Tel-Save common stock..........................................    (5,495,760)            --
     Acquisitions of customer bases.................................................      (600,000)    (6,717,491)
     Decrease in other assets.......................................................        19,846        (51,379)
                                                                                       -----------    -----------
          Net cash used in investing activities.....................................    (5,995,707)    (6,931,036)
                                                                                       -----------    -----------
Cash flows from financing activities
     Net borrowings under line of credit agreement..................................        83,348         50,000
     Proceeds from loan originations................................................            --      7,828,039
     Principal repayments of debt...................................................    (3,125,099)      (650,935)
     Proceeds from the sale of common stock and warrants............................        65,169             --
     Proceeds from sale of Tel-Save common stock....................................    26,622,553             --
     Repayment of marketing expenses................................................   (13,068,899)            --
     Repayment of ETI notes payable.................................................    (7,000,000)            --
     Principal repayments of capital lease obligations..............................       (22,453)       (14,639)
     Principal repayments on line of credit.........................................       (20,818)            --
     Offering costs incurred........................................................            --       (287,469)
                                                                                       -----------    -----------
     Net cash provided by financing activities......................................     3,533,801      6,924,996
                                                                                       -----------    -----------
Net (decrease) in cash..............................................................    (1,740,211)       (69,829)
Cash at beginning of year...........................................................     1,977,546         78,767
                                                                                       -----------    -----------
Cash at end of period...............................................................   $   237,335    $     8,938
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

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine and three months ended January 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1998.

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

NOTE B--FORMATION AND OPERATIONS OF THE COMPANY

     In November 1995, Group Long Distance, Inc. (the 'Company') (which was originally incorporated in July 1990) merged into Second ITC Corporation, the surviving corporation, whose name was changed to Group Long Distance, Inc. The existing stockholders of Group Long Distance, Inc. retained 94% of the issued and outstanding stock of the merged company. For accounting purposes, the acquisition has been treated as a recapitalization of Group Long Distance, Inc. with Group Long Distance, Inc. as the acquired company (reverse acquisition), and the financial statements of Group Long Distance, Inc. are considered to be the financial statements of the Company. Historical stockholders' equity of Group Long Distance, Inc. prior to the merger has been retroactively restated.

     Group Long Distance, Inc is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic '1 plus' and '800' long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks. The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc. ("Tel-Save").

NOTE C--SALE OF TEL-SAVE HOLDINGS, INC. COMMON STOCK

     On October 17, 1997, Group Long Distance, Inc. completed the private sale of 1,347,000 shares of common stock of Tel-Save Holdings, Inc. ('Tel-Save'), at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million (excluding taxes and transaction costs). The purchaser of the 1,347,000 shares of Tel-Save common stock was the Anschutz Family Investment Company LLC, a Colorado limited liability company.

     As previously reported, the Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at $4.08 per share ('the Warrants'), in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ('ETI'). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000.

     In August 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant and purchased 747,000 shares of common stock at an aggregate exercise price of $3,047,760.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

NOTE C--SALE OF TEL-SAVE HOLDINGS, INC. COMMON STOCK--(CONTINUED)

     Proceeds from the sale of the Tel-Save shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the Tel-Save shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ('AIT') and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998.

NOTE D--INCREASE IN PREPAID EXPENSES AND ACCOUNTS PAYABLE

     For the nine months ended January 31, 1998, the Company incurred $26,370,469 in marketing expenses which has resulted in approximately 360,000 new orders. The Company provisioned (activating new customers) these new orders on the Tel-Save One-Better-Net ('OBN'). During the nine months ended January 31, 1998, these new customers accounted for approximately $28.3 million of revenues and approximately $12.7 million for the three months ended January 31, 1998. Of these expenses, $23,920,000 are being expensed 75% in the current fiscal year and 25% in the subsequent year. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $12,954,454 of such telemarketing expenses were allocated for the nine months ended January 31, 1998, and $5,284,454 for the three months ended January 31, 1998. In addition, the Company incurred further marketing expenses of $2,450,469 and of which $1,023,118 were expensed in full during the three months ended January 31, 1998. The Company curtailed these telemarketing efforts at the end of October 1997.

NOTE E--PROCEEDS FROM PUBLIC OFFERING

     On March 24, 1997, the Company completed an underwritten public offering (the 'Offering') whereby 1,250,000 shares of its Common Stock, no par value (the 'Common Stock'), and warrants to purchase 1,437,500 shares of Common Stock (the 'Redeemable Warrants') were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the three months ended July 31, 1997, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

NOTE F--COMMITMENTS AND CONTINGENCIES

     Reference is made to Note I--Commitments and Contingencies to the Company's Financial Statements for the year ended April 30, 1997, which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

     The Company owes AT&T $547,500 under a previously executed settlement agreement relating to certain billing disputes. The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company plans to vigorously litigate this matter. The parties are presently engaged in pretrial discovery. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE F--COMMITMENTS AND CONTINGENCIES--(CONCLUDED)

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

NOTE G--SUBSEQUENT EVENT

     On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ('WorldCom') whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ( 'Settlement Amount') in full and complete settlement of all claims between the parties. The Settlement Amount shall be payable $75,000 upon execution of this Settlement Agreement; $75,000 by close of business on February 23, 1998; and the balance payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The $850,000 balance of the Settlement Amount shall bear simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount is fully reflected in the books of the Company and included in Accounts Payable for the nine months ended January 31, 1998. To date the Company has made all payments in terms of the Settlement Agreement.

     The Company intends to sell its customer base of existing customers using the WorldCom service to another long distance carrier and/or reseller of WorldCom services and to use proceeds from this sale against the Settlement Amount. While the Company cannot predict with certainty the outcome of these sale negotiations, the Company's results of operation or cash flow in any particular quarterly or annual period could be affected by this Settlement Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

     This Report on Form 10-QSB may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ('SEC') filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to increased competition, customer attrition, the following factors, among other risks and factors identified herein and from time to time in the Company's filings with the SEC.

OVERVIEW

     Group Long Distance, Inc. (the 'Company') is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic '1 plus' and '800' long distance services, as well as local, Internet, e-mail and data services and prepaid calling cards. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks. The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc. ('Tel-Save').

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

     In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 5 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. The company currently employs seven staff.

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

     For the nine months ended January 31, 1998, the Company incurred $26,370,469 in telemarketing expenses which has resulted in approximately 360,000 new orders. The Company provisioned (activating new customers) these new orders on the Tel-Save One-Better-Net ('OBN'). During the nine months ended January 31, 1998, these new customers accounted for approximately $28.3 million of revenues and approximately $12.7 million for the three months ended January 31, 1998. Of these expenses, $23,920,000 are being expensed 75% in the current fiscal year and 25% in the subsequent year. The current quarterly results therefore reflect such change in estimate for the nine months ended January 31, 1998. This allocation approximates the Company's estimate of the time in which such telemarketing expenses should correspond with the anticipated revenues from such marketing efforts. $12,954,454 of such telemarketing expenses were allocated for the nine months ended January 31, 1998, and $5,284,454 for the three months ended January 31, 1998. In addition, the Company incurred telemarketing expenses of $2,450,469 and of which $1,023,118 were expensed in full during the three months ended January 31, 1998. The Company curtailed telemarketing efforts at the end of October 1997.

     In an effort to improve efficiencies, the Company commenced 'LEC billing' arrangements with the Regional Bell Operating Companies and local exchange carriers ('LEC') during the second quarter of fiscal year 1998. These LEC billing arrangements are expected to improve billing efficiencies and increase collections and customer retention, however, there can be no assurance that such efficiences will improve or collections and customer retentions will increase.

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

     The Company operates in a highly fragmented segment of the telecommunications industry and has historically expanded its operations through the acquisition of customer bases. The Company regularly evaluates possible acquisition opportunities and may seek to acquire smaller resellers and customer bases in order to expand the distribution of its services and products and its geographic markets. On August 11, 1997, the Company acquired all the issued and outstanding capital stock of Eastern Telecommunications Incorporated, a New York-based reseller of long-distance services. The Company has no plans, agreements, commitments, understandings or arrangements with respect to any specific acquisition. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will not experience increased customer attrition as a result of any acquisition, that the Company be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt or other obligations incurred in connection with such acquisition.

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

OTHER MATTERS

     The Company has to date been approved to resell local exchange telecommunications services to both residential and business customers in twenty seven (27) states. Local services will be an adjunct to the intrastate interexchange services that the company currently provides in forty nine (49) states.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                           JANUARY 31,                    JANUARY 31,
                                                    --------------------------    ---------------------------
                                                       1998           1997            1998           1997
                                                    -----------    -----------    ------------    -----------
Sales............................................       100%           100%            100%           100%
Cost of Sales....................................        70             73              68             78
Gross profit.....................................        30             27              32             22
Other Income, net................................        32             --              --             --
Selling, general and administrative expense......        14             20              11             23
Marketing expenses...............................        37             --              39
Depreciation and amortization expense............         4             18               3             42
Interest expense, net............................         *              2               *              2
Earnings before income taxes.....................         7             13              21             45
Income tax expense...............................         5             --               4              2
Net earnings.....................................         2             13              17             43

------------------
* Less than 1 percent

     Comparison of Nine months ended January 31, 1998 to Nine months ended January 31, 1997 and of Three months ended January 31, 1998 to Three months ended January 31, 1997.

     Sales. The Company's sales were $41,562,858 for the nine months ended January 31, 1998 compared to $17,098,542 for the nine months ended January 31, 1997, an increase of $24,464,316 or 143%. Sales for the three months ended January 31, 1998 and January 31, 1997 were $16,084,410 and $5,114,559, respectively. The increase in sales compared with the corresponding period were primarily the result of the Company's telemarketing efforts which added approximately $28.3 million of sales in the nine months ended January 31, 1998, and approximately $12.7 million of sales in the three months ended January 31, 1998.

     Cost of Sales. Cost of sales was $29,205,126 for the nine months ended January 31, 1998 compared to $12,512,943 for the nine months ended January 31, 1997, an increase of $16,692,183 or 133%. As a percentage of sales, cost of sales was 70% and 73% for the nine months ended January 31, 1998 and January 31, 1997, respectively. Cost of sales for the three months ended January 31, 1998 and January 31, 1997 were $10,982,704 and $4,003,994, respectively. The increase in cost of sales was due to the increase in sales that resulted from the cost of telemarketing efforts in the first half of the current fiscal year. Gross profit was $12,357,732 for the nine months ended January 31, 1998 compared to $4,585,599 for the nine months ended January 31, 1997, an increase of $7,772,133 or 169%. As a percentage of sales, gross profit was 30% and 27% for the nine months ended January 31, 1998 and January 31, 1997, respectively. Gross profit was $5,101,706 for the three months ended January 31, 1998 compared to $1,110,565 for the three months ended January 31, 1997, an increase of $3,991,141 or 359%. The increase in gross profit in the six month period ended January 31, 1998 was due to the increased sales as a result of the Company's telemarketing efforts and reduced carrier costs.

     Other Income, Net. Other Income, a direct result of the profit on sale of Tel-Save stock, was $13,417,657 (excluding taxation) for the nine months ended January 31, 1998. This profit on sale arose as a result of the private sale of 1,347,000 shares of common stock of Tel-Save Holdings, Inc. ('Tel-Save'), at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million. The Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at an average exercise price of $4.08 per share in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ('ETI').

     Selling, General and Administrative Expense. Selling, general and administrative expenses ('SG&A') were $5,661,805 for the nine months ended January 31, 1998 compared to $3,354,065 for the nine months ended January 31, 1997, an increase of $2,307,740 or 69%. This increase in SG&A was due to increased sales, which was offset by improved operating efficiencies and a reduction in staff as compared to the nine months ended

January 31, 1997. Selling, general and administrative expenses were $1,761,414 for the three months ended January 31, 1998 compared to $1,160,644 for the three months ended January 31, 1997, an increase of $600,770 or 52%. As a percentage of sales, SG&A for the nine months ended January 31, 1998 and 1997 was approximately 14% and 20%, respectively. This decrease was due to the increase in sales without a significant change in expenditure and the resulting cost savings from outsourcing the back office operations.

     Marketing Expenses. Marketing expenses were $15,404,923 for the nine months ended January 31, 1998. These expenses were incurred as a result of increased telemarketing efforts in the nine months ended January 31, 1998 and which resulted in increased sales of approximately $28.3 million for the nine months ended January 31, 1998. Marketing expenses were $6,307,572 for the three months ended January 31, 1998. The Company did not incur any such telemarketing expenses during the comparable periods in 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $1,739,236 for the nine months ended January 31, 1998 compared to $3,072,544 for the nine months ended January 31, 1997, a decrease of $1,333,308 or 43%. The significant reduction in depreciation and amortization for the nine months ended January 31, 1998 was attributable to the use of the second year rate of 15% rather than the first year rate of 75%. This was the result of the Company's change in the estimated rate of amortization in the third quarter of fiscal year 1997 of the AIT customer base due to significant customer attrition. Depreciation and amortization expense was $424,491 for the three months ended January 31, 1998 compared to $2,166,589 for the three months ended January 31, 1997. As a percentage of sales, depreciation and amortization expense was approximately 4% and 18% for the nine months ended January 31, 1998 and January 31, 1997, respectively.

     Interest Expense Net. Interest expense (net) for the nine months ended January 31, 1998 was $294,600 compared to $307,392 for the nine months ended January 31, 1997, a decrease of $12,792 or 4%. The Company currently pays interest on a portion of its payables. The interest expense for the nine months ended January 31, 1997 was primarily due to the $5,521,230 loan from Tel-Save in July 1996, which was primarily used to complete the AIT acquisition (the 'AIT Loan'). The outstanding loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of ETI.

     Income Taxes. Income tax expense for the nine months ended January 31, 1998 was $2,005,583 compared to no provision for taxation for the nine months ended January 31, 1997. The increase in the income tax expense was a result of the profit on the sale of the Tel-Save common stock acquired as part of the purchase of ETI, partially offset by the marketing expenses incurred as a result of the telemarketing efforts in the nine months ended January 31, 1998.

     Net Earnings. The Company had net earnings of $669,242, or net earnings of $0.19 per share, for the nine months ended January 31, 1998, as compared to net loss of $2,148,402, or net loss of $0.99 per share, for the nine months ended January 31, 1997. The increase in net earnings was as a result of the sale of the Tel-save common stock and increased sales through telemarketing efforts to attract new customers, partially offset by the marketing expenses incurred as a result of the telemarketing efforts in the nine months ended January 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings.

     At January 31, 1998, the Company had a working capital deficit of $1,078,768, as compared to working capital deficit of $383,991 at April 30, 1997. The increase in the working capital deficit was primarily attributable to the increase in accounts payable as a result of the telemarketing efforts for the nine months ended January 31, 1998, and partially offset by the sale of the Tel-Save common shares. These telemarketing efforts led to the Company incurring $26,370,469 in marketing expenses, of which $23,920,000 was included in Accounts Payable and of which $15,953,996 has been repaid during the nine months ended January 31, 1998. Proceeds from the sale of shares were used to retire the aggregate $7,000,000 in promissory notes (and accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in -Telecom ('AIT') and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of it's 1998 fiscal year.

     Net cash provided by operating activities was $721,695 for the nine months ended January 31, 1998 as compared to cash used in operating activities of $63,789 for the nine months ended January 31, 1997. The increase in cash used in operating activities is primarily attributable to an increase in accounts receivable, an increase in prepaid expenses as a result of marketing expenses incurred through telemarketing efforts and an increase in accounts payable. Net cash used in investing activities was $5,995,707 for the nine months ended January 31, 1998, as compared to cash used in operating activities of $6,931,036 for the nine months ended January 31, 1997. The cash used in investing activities for the nine months ended January 31, 1997 was attributable primarily to the ETI acquisition, and to the acquisition of AIT for the nine months ended January 31, 1997. Net cash provided by financing activities was $3,533,801 for the nine months ended January 31, 1998 as compared to net cash provided by financing activities for the nine months ended January 31, 1997 of $6,924,996. The increase in cash provided by financing activities is primarily attributable to the proceeds from the sale of the Tel-Save common stock for the nine months ended January 31, 1997. An aggregate of 40,515 options of common stock were exercised during the nine months ended January 31, 1998. At January 31, 1998, the Company had cash of $237,335.

     On March 24, 1997, the Company commenced an underwritten public offering (the 'Offering') whereby 1,250,000 shares of its Common Stock, no par value (the 'Common Stock'), and warrants to purchase 1,437,500 shares of Common Stock (the 'Redeemable Warrants') were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the Company at April 30, 1997. During the nine months ended January 31, 1998, the Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

     Proceeds from loans and lines of credit totaled $83,348 during the nine months ended January 31, 1998 and $7,878,039 during the same period in 1996. The Company repaid the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of Adventures-in-Telecom. During the nine months ended January 31, 1998 the Company repaid $15,953,996 of the $23,920,000 in marketing expenses incurred as a result of the Company's recent telemarketing efforts.

     In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ('Gateway') pursuant to which it borrowed $50,000 of which $6,265 was outstanding at January 31, 1998, compared to $27,083 at April 30, 1997. The loan bears interest at the prime rate plus 2% and matures on May 2, 1998. In August 1996, the Company entered into an agreement with Gateway which, renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which terminates on September 5, 1998. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of January 31, 1998, $83,348 was outstanding under this line of credit.

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

     At January 31, 1998, the Company's allowance for doubtful accounts was approximately $1,788,000 after certain write-offs during the quarter as compared to approximately $620,000 at April 30, 1997, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 6% of the Company's revenues for the nine months ended January 31, 1998 and 4% for the nine months ended January 31, 1997.

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

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a significant impact on its operations for the three and nine months ended January 31, 1998 and the three and nine months ended January 31, 1997.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

     The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. These counterclaims include claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. The Company plans to vigorously litigate this matter. The parties are presently engaged in pretrial discovery. While the Company cannot predict with certainty the outcome of this litigation, the Company's results of operation or cash flow in a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable decision.

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

ITEM 5. OTHER INFORMATION

     On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ('WorldCom') whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ( 'Settlement Amount') in full and complete settlement of all claims between the parties. The Settlement Amount shall be payable $75,000 upon execution of this Settlement Agreement; $75,000 by close of business on February 23, 1998; and the balance payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The $850,000 balance of the Settlement Amount shall bear simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount is fully reflected in the books of the Company and included in Accounts Payable for the nine months ended January 31, 1998. To date the Company has made all payments in terms of the Settlement Agreement.

     The Company intends to sell its customer base of existing customers using the WorldCom service to another long distance carrier and/or reseller of WorldCom services and to use proceeds from this sale against the Settlement Amount. While the Company cannot predict with certainty the outcome of these sale negotiations, the Company's results of operation or cash flow in any particular quarterly or annual period could be affected by this Settlement Agreement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27--Financial Data Schedule

     (b) Reports on Form 8-K
                    None

                                   SIGNATURES

     IN ACCORDANCE WITH THE REQUIREMENTS OF THE EXCHANGE ACT, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          GROUP LONG DISTANCE, INC.

                SIGNATURE                                      TITLE                             DATE
------------------------------------------  -------------------------------------------   ------------------
By:     /s/ GERALD M. DUNNE, JR.            Chairman, Chief Executive Officer                March 17, 1998
  -------------------------------------     and President (Principal Executive Officer)
         Gerald M. Dunne, Jr.

By:       /s/ PETER J. RUSSO                Chief Financial Officer (Principal               March 17, 1998
  -------------------------------------     Financial Officer)
            Peter J. Russo

By:       /s/ SAM D. HITNER                 Controller and Company Secretary (Principal      March 17, 1998
  -------------------------------------     Accounting Officer)
            Sam D. Hitner