Form 10KSB
period 1998-04-30
GROUP LONG DISTANCE INC
filed 1998-08-13
CIK 1004570

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                               -------------------
                                   FORM 10-KSB
                                   (Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended April 30, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED].

             For the transition period from __________ to __________

                         Commission file number 0-21913

                            GROUP LONG DISTANCE, INC.
                 (Name of Small Business Issuer in Its Charter)

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

                                 (954) 771-9696
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class                               Name of Each Exchange
-------------------                               on Which Registered
Common Stock, no par value                       ---------------------
                                                 Boston Stock Exchange and
                                                   Nasdaq SmallCap Market
Redeemable Warrants                              Boston Stock Exchange and
                                                   Nasdaq SmallCap Market

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the fiscal year ended April 30, 1998 were $54,340,938.

The aggregate market value of voting stock held by non-affiliates as of August 7, 1998 was $7,114,152.

The number of shares of Common Stock, no par value, outstanding as of August 7, 1998 was 3,502,783.

The number of Redeemable Warrants outstanding as of August 7, 1998 was 1,437,500.

Transitional Small Business Disclosure Format (check one):  Yes [   ]    No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders, which will be filed on or before August 28, 1998, are incorporated by reference into Part III of this Report.


================================================================================

                                TABLE OF CONTENTS

Page
----


Item 1.       Description of Business...........................................     1
              The Company.......................................................     1
              Marketing and Sales...............................................     2
              Services and Products.............................................     2
              Acquisitions......................................................     3
              Recent Developments ..............................................     4
              Industry Background and Government Regulation.....................     4
              Competition.......................................................     7
              Employees.........................................................     7

Item 2.       Description of Property...........................................     7

Item 3.       Legal Proceedings.................................................     8

Item 4.       Submission of Matters to a Vote of Securities Holders.............     9

Item 5.       Market for Common Equity and Related Stockholder Matters..........    10

Item 6.       Management's Discussion and Analysis or Plan of Operation.........    11
              Overview..........................................................    11
              Acquisitions......................................................    13
              Results of Operations.............................................    14
              Liquidity and Capital Resources...................................    15
              Effects of Inflation..............................................    17
              Legal Proceedings.................................................    17
              Accounting Pronouncements ........................................    18
              Subsequent Events.................................................    19
              Factors That Could Affect Operating Results.......................    19

Item 7.       Financial Statements..............................................    21

Item 8.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure..............................................    21

Item 9.       Directors and Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.................    22

Item 10. Executive Compensation.................................................    22

Item 11. Security Ownership of Certain Beneficial Owners and Management.........    22

Item 12. Certain Relationships and Related Transactions.........................    22

Item 13. Exhibits, List and Reports on Form 8-K.................................    22

Signature Page..................................................................    26

Reports of Independent Public Accountants.......................................   F-1

Financial Statements............................................................   F-2


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

                                     PART I

Item 1.  Description of Business

The Company

         Group Long Distance, Inc. (the "Company") is a non-facilities-based reseller of long distance telecommunications services to small and medium-sized commercial customers and residential subscribers. The Company utilizes special network service contracts through major national long-distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. The Company was incorporated under the laws of Florida in September 1995 by ITC Integrated System, Inc. ("ITC"), an unaffiliated third party, under the name Second ITC Corporation ("Second ITC") as the successor to the business of Group Long Distance, Inc. ("GLD"), which was incorporated under the laws of Florida in July 1990. In November 1995, GLD was merged into Second ITC and Second ITC simultaneously changed its name to Group Long Distance, Inc. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries.

         For the fiscal years ended April 30, 1998, 1997 and 1996, the Company's revenues were $54.3 million, $23.4 million and $12.4 million, respectively. The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc. ("Tel-Save"), a nationwide provider of telecommunications services Such revenues represented 96%, 74% and 61% of total revenues for the fiscal years ended April 30, 1998, 1997 and 1996, respectively.

         As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to long distance telecommunications networks. The Company does not own or operate any primary transmission facilities. All of the Company's products and services are currently provided for by long distance carriers and regional and local telephone companies. The Company has entered into agreements with Tel-Save to purchase a minimum volume of long distance telephone service at discounted bulk rates. The Company then resells these discounted bulk rates to customers, since these rates are lower than rates the Company's customers are able to obtain for themselves due to small call volume. The Company then provisions the customer onto the carriers' networks, which provide the actual transmission service. The Company does not own or lease any telephone equipment at the customer's premises, nor does it provide telephone cabling or installation services. The customer still maintains its own existing telephone numbers, and all changes in service are done by the local or interexchange carriers. The customers incur no expense in making the decision to switch to the service of the Company. During the first quarter of its 1998 fiscal year, the Company discontinued its international call back business and outsourced its Internet business to a local service provider. In February 1998, the Company terminated its agreement with WorldCom, Inc. ("WorldCom") and sold its customer base of existing customers using the WorldCom service to another reseller of WorldCom Services and used the proceeds from this sale against the amount it agreed to pay in settlement of all claims between the Company and WorldCom.

         To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the fiscal years ended April 30, 1998 and April 30, 1997 such commitments aggregated approximately $36,000,000 and $8,600,000, respectively. Failure to satisfy volume purchase commitments or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

         The Company's customers historically have been located principally in the Southeastern United States. As a result of its marketing efforts and acquisitions, however, the Company has been able to expand its geographical market to include all of the United States, except Alaska. The Company targets customers whose telecommunications usage needs generally do not qualify for major carriers' volume discounts or for the level of support services made available to higher volume users.

Marketing and Sales

         The Company markets its services and products through two distinct channels of distribution: independent telemarketing and independent agents. Historically, the Company has also utilized field service personnel, independent agents and distributors in its marketing efforts, and has sold certain of its telecommunications services on a wholesale basis to smaller resellers.

         As a result of the economic efficiencies afforded by using independent telemarketers, the Company has significantly increased its use of telemarketers during the fiscal 1998 year. In June 1997, the Company began a telemarketing campaign to promote its long distance service to small and medium sized businesses throughout the United States. This telemarketing campaign resulted in approximately 360,000 new orders and revenues of approximately $37.8 million for the current 1998 fiscal year. The telemarketing campaign was curtailed at the end of October 1997.

         The Company intends to actively pursue a strategy of continued growth and will seek to expand the distribution of its services and products and maximize penetration of new and existing geographic markets. The Company intends to expand its marketing activities by continuing the use of independent telemarketers as well as utilizing independent agents and affinity type programs. The Company will also continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and
(iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.

Services and Products

         The Company's principal services which have historically accounted for all of the Company's revenues, are its basic "1 plus" and "800" long distance services.

         The Company has already commenced the process of applying to various state regulatory authorities for permission to offer local or intrastate telecommunication services. This certification process requires that the Company file applications with such state regulatory bodies and file and maintain a tariff detailing rates for intrastate telecommunication services. This includes compliance with state emergency and civil regulations governing the provision of services for local telecommunication services. The Company has to date been approved to resell local exchange telecommunications services to both residential and business customers in 39 states. Local services will be an adjunct to the intrastate interexchange services that the company currently provides in forty-nine states.

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

         In a further effort to improve efficiencies, the Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements are expected to improve billing efficiencies and increase collections and customer retention, however, there can be no assurance that such efficiencies will improve or collections and customer retention will increase.

Acquisitions

         The Company operates in a highly fragmented segment of the telecommunications industry and has historically expanded its operations through the acquisition of customer bases. The Company has regularly evaluated possible acquisition opportunities and may seek to acquire smaller resellers and customer bases in order to expand the distribution of its services and products and its geographic markets in the future. Except as otherwise disclosed herein, the Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition. There can be no assurance that the Company will ultimately effect any acquisition, that the Company will not experience increased customer attrition as a result of any acquisition, that the Company be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt or other obligations incurred in connection with any acquisition. For the three-year period ended April 30, 1998, the Company made the following acquisitions:

         In August 1997, the Company acquired Eastern Telecommunications Incorporated ("ETI"). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, warrants to purchase 1,347,000 shares of Tel-Save common stock, at $4.08 per share (the "Warrants"), the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. On August 11, 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock of Tel-Save at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant and sold the common stock for approximately $26.6 million with a gain on sale of approximately $13.4 million.

         Proceeds from the sale of the Tel-Save shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the Tel-Save shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of common stock of Tel-Save in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the Acquisition Loan, described below).

         In July 1996, the Company acquired all of the issued and outstanding capital stock of AIT, a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. The acquired company consisted of a customer base of 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In July 1996, in connection with the AIT acquisition, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). As amended, the loan agreement provides for the repayment of the Acquisition Loan in monthly payments of $125,000 plus interest beginning after September 1997. To induce Tel-Save to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share. In June 1997, these warrants were returned to the Company from Tel-Save for no consideration.

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. The note was payable in equal monthly installments of $10,000 and was repaid in full in May 1998. The acquired company operated switching equipment, which allowed it to act as an international call back and call through provider, and offered prepaid calling cards. Its customer base included approximately 200 commercial customers.

Recent Developments

         In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. In the event management decides to pursue a sale of the Company, the Company cannot at this time assess the likelihood that a sale of the Company will occur or predict what the terms of such sale, if any, might be.

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

         To encourage competition in the long distance market, the Consent Decree and certain FCC regulations require most RBOCs and other local exchange carriers ("LECs") to provide access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These "equal access" provisions are intended to prevent preferential treatment of AT&T by LECs and, with other regulatory, judicial and technological factors, have helped smaller companies to become competitive alternatives to AT&T, MCI Telecommunications Corporation ("MCI") and Sprint Corporation ("Sprint") for long distance services. A May 1996 FCC report stated that as of December 31, 1994 there were 465 long distance carriers purchasing equal access services from LECs in the United States. Included in these carriers are the "first tier" of AT&T, MCI and Sprint, a "second tier" of somewhat smaller carriers, such as Worldcom, Excel Communications, Inc., Cable & Wireless Communications and LCI International, and a "third tier" of the remaining companies.

         The long distance industry has been significantly altered by two regulatory enactments. First, in October 1995, the FCC terminated AT&T's previous price cap regulations regarding service to residences and small businesses and now allows AT&T to file effective rate schedules on one day's notice, thereby limiting competitors' previous ability to protest such tariffs. These changes give AT&T increased flexibility that may permit it to compete more effectively with smaller long distance service providers, such as the Company, particularly in regard to the small business customers which compose the vast majority of the Company's customer base. Second, on February 8, 1996, the President signed the Telecommunications Act of 1996, designed to introduce more competition into U.S. telecommunications markets. This Act increases the potential for competition in both the long distance services market, by removing the prohibitions against RBOCs providing long distance services, and in the local services market by requiring LECs to permit interconnection to their networks, thus allowing long distance and regional carriers to compete in local markets. Due to these changes, the Company may be forced to compete with both RBOCs and long distance carriers to a greater degree than in the past.

         In the wake of widespread adverse publicity, federal and state regulatory authorities have introduced more stringent rules governing changes in long distance telecommunication service providers. These new rules are a result of increased consumer complaints throughout the industry regarding "slamming" (the unauthorized switching of a customer's preselected telecommunication provider) and "cramming" (the unauthorized billing of additional telecommunication services not requested by the customer). In addition, both the Senate and Congress are currently considering legislation that would significantly increase the penalties and fines that are levied against telephone service providers for "slamming" and "cramming". Such rules may inhibit the ability of the Company to grow its business. The Company may be required to submit to more vigorous screening of customers before switching their long distance service, which may make customers less likely to change carriers.

         The telephone service providers themselves are taking action against those resellers of their services whom knowingly and intentionally perpetrate these illegal actions. Several states are requiring that each carrier assign to an individual reseller its own Carrier Identification Code ("CIC") thereby making the reseller rather than the long distance carrier responsible for any illegal changes in service provider. Most local exchange carriers, through which any changes in service must be initiated, have actively pushed a preferred presubscribed interexchange carrier ("PIC") freeze on all changes of a long distance carrier. This PIC freeze would now require the consumer to directly contact and authorize the local exchange carrier to change its distance carrier before any switch in carrier is made.

         Any changes in the regulations may have detrimental effect on the Company's ability to attract new customers, since these new PIC freeze regulations have the effect of locking customers into their existing long distance service provider.

         Federal Regulation.

         International non-dominant carriers must maintain tariffs on file with the FCC. The tariffs of non-dominant carriers, such as the Company, are presumed lawful and are seldom contested, although those tariffs and the rates and charges they specify are subject to FCC review.

         In October 1996, the FCC adopted an order that required nondominant, interstate, interexchange carriers, such as the Company, to withdraw their tariffs, insofar as such tariffs apply to interstate services (the "Detariffing Order"). Recently, the United States Court of Appeals for the District of Columbia Circuit granted motions for stay of the Detariffing Order, pending judicial review. According to an FCC Public Notice, the result of this stay is that the tariffing rules in place prior to the effectiveness of the Detariffing Order are in effect, and nondominant carriers providing interstate, domestic interexchange services continue to be required to file tariffs pursuant to the FCC's Rules.

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

         RBOC entry into the long distance market may mean that the Company will be faced with new competition from well-entrenched, well-capitalized and marketable companies, that consumers have had prior dealings with for local access service. This may allow these RBOCs due to their name recognition and established service practices to have a significant advantage in their ability to attract long distance customers and to offer long distance service as an adjunct to local service access.

         However, the entry of a RBOC into the long distance telecommunication market is dependent on the RBOC fully opening its local exchange market to outside competitors and primarily the long distance carriers. To date no RBOC has been successful in its bid to offer long distance service as long as they fail to satisfactorily open their local exchange market. This situation may change in the near future and the Company will be faced with further competition for customers.

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

         The Company provides interstate and international long distance service in all or some portions of 50 states for which the Company has filed a tariff with the FCC. The Company is authorized, pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis, to provide intrastate service to all of the United States, except Alaska.

Competition

         The Company faces intense competition in the marketing and sale of its services and products. The Company's long distance, and other services and products have achieved significant national and regional consumer loyalty. Many of these services and products are marketed by companies which are well-established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase. These and other large telephone companies have also entered or have announced their intention to enter into the prepaid phone card and Internet segments of the telecommunications industry. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. The markets for telecommunications services and products are also characterized by rapidly changing technology and evolving industry standards, often resulting in product obsolescence or short product life cycles. The proliferation of new telecommunications technologies, including personal communication services, cellular telephone services and products and prepaid phone cards employing alternative "smart" card technologies, may reduce demand for traditional land-line long distance telephone services generally and the Company's services in particular. The Company's success will depend on the Company's ability to anticipate and respond to these and other factors affecting the industry, including changes in customer preferences, business and demographic trends, unfavorable general economic conditions and discount pricing strategies by competitors.

         Regulatory changes may also result in significantly increased competition. In October 1995, the FCC terminated AT&T's designation as a dominant carrier, which made it easier for AT&T to compete directly with the Company for low volume commercial long distance customers. Also, the 1996 Telecommunications Act is designed to introduce increased competition in domestic telecommunications markets by facilitating the entry of any entity (including cable television companies and utilities) into both the long distance and local telecommunications markets. Consequently, this act increases the potential for increased competition by permitting long distance and regional carriers in local markets and the well-capitalized RBOCs and local exchange carriers in long distance markets.

Employees

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. The company currently employs seven staff. None of the Company's employees are represented by a union. The Company considers relations with its employees to be satisfactory.

Item 2.  Description of Property

         The Company's offices located at 1451 West Cypress Creek Road, Suite 200, Fort Lauderdale, Florida are leased by the Company under a four-year lease that expires in March 2000 and comprises 7,950 square feet. The Company pays rent of approximately $8,000 per month, which is subject to a 4% adjustment on an annual basis.

         The Company had closed its sales office located in Winter Park, Florida and has sublet its lease that expires on December 31, 1998 for the 925 square foot space. The Company pays rent of approximately $500 per month.

         The Company believes its existing facilities are adequate to meet current needs and it does not anticipate any difficulty in negotiating renewals as leases expire or in finding other satisfactory space if existing facilities become unavailable or if additional space is needed.

Item 3.  Legal Proceedings

         Current Legal Proceedings. The Company is a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has not yet ruled on such motions. The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract.

         The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought approximately $548,000, plus accumulated interest and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993 and for unpaid tariff charges for telecommunications services provided to the Company by AT&T. The Company answered the complaint and asserted certain counterclaims, including claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act with the Company. The parties have executed mutual releases and the action has been dismissed.

         On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ("WorldCom") whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ("Settlement Amount") in full and complete settlement of all claims between the parties. $75,000 of the Settlement amount was payable upon execution of the Settlement Agreement, $75,000 was payable on the close of business on February 23, 1998 and the balance is payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The balance of the Settlement Amount shall bear simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount is fully reflected in the books of the Company and included in Notes Payable for the year ended April 30, 1998. To date the Company has made all payments in terms of the Settlement Agreement.

         On March 26, 1998, the Company sold its customer base of existing customers using the WorldCom service to another reseller of WorldCom services for a nominal gain and used the proceeds from this sale against the Settlement Amount.

         In 1996, Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") filed combined suits against the Company in a civil action styled, Nortel, Inc. and Accutel Communications, Inc. v. Group Long Distance, Inc., Case No. 96-014773 (07) (Broward County, Florida), alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation. In April 1998, the suit was settled. Pursuant to the settlement, the parties mutually waived all claims against each other and executed general mutual releases.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

         None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

         The following sets forth, for the periods indicated, high and low per share bid information for the Common Stock reported on the Nasdaq SmallCap Market. Such high and low bid information reflect inter-dealer quotas without retail, mark-up, mark down or commissions and may not represent actual transactions:


                                                                   For the period beginning
                                                                        May 1, 1997 and
                                                                     Ending April 30, 1998
                                                                   ------------------------
                                                                    High                 Low
                                                                   ------               -----

        First Quarter.................................            $6.469               $3.250
        Second Quarter................................             5.375                3.875
        Third Quarter.................................             4.875                3.313
        Fourth Quarter................................             5.125                2.500


         The following table sets forth, for the periods indicated, high and low per share bid information for the Company's Redeemable Warrants reported on the Nasdaq Small Cap Market. Such high and low bid information reflect inter-dealer quotas without retail, mark-up, mark down or commissions and may not represent actual transactions:


                      For the Period beginning May 1, 1997
                            and ending April 30, 1998
                      -------------------------------------
                                                                    High                 Low
                                                                    -----               -----

        First Quarter.................................            $1.750               $0.750
        Second Quarter................................             2.125                1.063
        Third Quarter.................................             1.875                0.750
        Fourth Quarter................................             1.938                0.875


         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

         Approximate Number of Security Holders. As of August 5, 1998, the Company had approximately 118 registered holders of record of the Common Stock and 4 registered holders of record of the Redeemable Warrants.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save, Inc. ("Tel-Save"). The Company is dependent on a limited number of long distance carriers and numerous regional and local telephone companies to provide its services and products. The majority of the Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 96%, 74% and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively.

         To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the years ended April 30, 1998 and April 30, 1997 such commitments aggregated approximately $36,000,000 and $8,600,000, respectively. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisionary reducing its work force from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs with the direct intention of improving customer service.

         The Company relies on the marketing of its services, which is currently performed by independent telemarketers and independent agents, to generate a significant portion of its revenues. As a result of the economic efficiencies of using independent telemarketers, the Company significantly increased its use of telemarketers during the fiscal year 1998.

         The Company had historically experienced delays in provisioning (activating new customers) by its carriers. In an effort to improve provisioning efficiencies, beginning in the fourth quarter of its 1997 fiscal year, new customers of domestic switched, basic "1 plus" and "800" services have been provisioned through Tel-Save's own nationwide telecommunications network, One Better Net ("Tel-Save's OBN"). This network enables the Company to provide the quality of AT&T (now Lucent Technologies, Inc.) switches and AT&T-provided transmission facilities and billing services.

         In a further effort to improve efficiencies, the Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements are expected to improve billing efficiencies and increase collections and customer retention, however, there can be no assurance that such efficiencies will improve or collections and customer retention will increase.

         The Company's operating results are significantly affected by customer attrition rates. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment.

         In connection with the acquisition of Adventures-in-Telecom, Inc ("AIT") in July 1996, the Company acquired a customer base of approximately 30,000 small businesses and recorded an asset of approximately $6.6 million at July 31, 1996, of which $5.6 million (net of receivables and marketing advances) was to be amortized, over a five-year period. In December 1996, due to significant attrition in the AIT customer base, the Company accelerated the amortization of the acquisition costs of such base to the rate of 75% for the first year (approximately $3,888,700) which had a material adverse effect on the Company's operating results for the fiscal year ended April 30, 1997. The Company amortized the remaining balance of customer acquisition costs of approximately $1,730,000 at a rate of 15% and 10%, respectively, over the second and third years after such acquisition. For the year ended April 30, 1998, the company amortized approximately $1,131,200 with approximately $598,700 to be amortized during the 1999 fiscal year.

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

         In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. In the event management decides to pursue a sale of the Company, the Company cannot at this time assess the likelihood that a sale of the Company will occur or predict what the terms of such sale, if any, might be.

         The Company intends to expand its marketing activities by continuing the use of independent telemarketers. The Company will also continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and (iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.

Acquisitions

         In August 1997, the Company acquired Eastern Telecommunications Incorporated ("ETI"). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, two warrants to purchase 1,347,000 shares of Tel-Save, at $4.08 per share ("the Warrants"), the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. On August 11, 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock of Tel-Save at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant and sold the common stock for approximately $27 million with a gain on sale of $13.4 million.

         Proceeds from the sale of the Tel-Save shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the Tel-Save shares was used to pay down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of Common Stock of Tel-Save in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the AIT Acquisition Loan, described below). The $600,000 reduction of debt by Tel-Save has been accounted for as a contribution to paid-in capital by Tel-Save. In connection with the acquisition, no value was assigned to the customer base acquired.

         In July 1996, the Company acquired all of the issued and outstanding capital stock of AIT, a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. The acquired assets consisted of a customer base of approximately 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In December 1996, the Company accelerated the amortization of the acquisition costs of the AIT customer base due to significant customer attrition, resulting in $2,333,200 of additional amortization expense for the year ended April 30, 1997. In connection with the AIT acquisition in July 1996, the Company entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). As of April 30, 1998, the note was paid in full. To induce Tel-Save to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share. Both warrants are exercisable through July 2001 and subject to certain registration rights. In June 1997, these warrants were returned to the Company from Tel-Save for no consideration. Higher than expected customer attrition was primarily attributable to the Company's inability to implement customer service and retention program, including delays in provisioning customers, as well as increased competition with respect to such customer base.

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. Such note was payable in equal monthly installments of $10,000 and was repaid in full in May 1998. The acquired company operated switching equipment in Fort Lauderdale, Florida, which allowed it to act as an international call back and call through provider and also offered prepaid long distance calling cards. This business was discontinued in July 1997. See "Note P to the Company's Financial Statements."

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                          Year Ended April 30,
                                                          ----------------------
                                                          1998            1997
                                                          ----            ----

Sales                                                       100%           100%
Cost of sales                                                70             73
Gross profit                                                 30             27
Selling, general and administrative expense                  17             24
Telemarketing expenses                                       49             --
Depreciation and amortization expense                         4             19
Unusual and non-recurring item                               --              2
Gain on sales of investments                                 25             --
Interest expense, net                                         1              2
Loss before income taxes                                     17             20
Income taxes                                                  1              2
Net loss                                                     18             18

Comparison of Fiscal Year Ended April 30, 1998 to Fiscal Year Ended April 30,
1997

         Sales. The Company's sales were $54,340,938 for the fiscal year ended April 30, 1998 compared to $23,430,846 for the fiscal year ended April 30, 1997, an increase of $30,910,092 or 132%. The increased sales are a combination of the Company's increased telemarketing efforts which added $37,875,327 to sales, offset by a decline in sales from the Company's existing customers of $6,965,235.

         Cost of Sales. Cost of sales was $38,118,173 for the fiscal year ended April 30, 1998 compared to $17,219,730 for the fiscal year ended April 30, 1997, an increase of $20,898,443 or 121%. As a percentage of sales, cost of sales was 70% and 73% for the fiscal years ended April 30, 1998 and April 30, 1997, respectively. The increase in cost of sales was due to the increase in sales that resulted from the telemarketing efforts. Gross profit was $16,222,765 for the fiscal year ended April 30, 1998 compared to $6,211,116 for the fiscal year ended April 30, 1997, an increase of $10,011,649 or 161%. As a percentage of sales, gross profit was 30% and 27% for the fiscal years ended April 30, 1998 and April 30, 1997, respectively. The increase in gross profit and gross profit percentage was primarily due to the increased sales at a lower cost as the Company was able to better negotiate its buy rate from its carriers.

        Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $9,345,163 for the fiscal year ended April 30, 1998 compared to $5,524,022 for the fiscal year ended April 30, 1997, an increase of $3,821,141 or 69%. This increase in SG&A was due primarily to increased sales and increased bad debt expense, which was offset by improved operating efficiencies and a reduction in staff. As a percentage of sales, SG&A for the fiscal years ended April 30, 1998 and 1997 was approximately 17% and 24%, respectively. This decrease was due to the increase in sales without a significant change in expenditure and the resulting cost savings from outsourcing back office operations.

         Telemarketing Expenses. Telemarketing expenses were $26,570,215 for the fiscal year ended April 30, 1998. These expenses were incurred as a result of increased telemarketing efforts in the fiscal year ended April 30, 1998 and which resulted in increased sales of approximately $37.8 million for the fiscal year ended April 30, 1998. The Company did not incur any such telemarketing expenses during the fiscal year ended April 30, 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $2,369,410 for the fiscal year ended April 30, 1998 compared to $4,495,609 for the fiscal year ended April 30, 1997, a decrease of $2,126,199 or 47%. The significant reduction in depreciation and amortization for the year ended April 30, 1998 was attributable to the use of a rate of 15% and 10% for the second and third years rather than the first year rate of 75%. This was the result of the Company's change in the estimated rate of amortization in the third quarter of the fiscal year ended April 30, 1997 of the AIT customer base due to significant customer attrition. As a percentage of total sales, depreciation and amortization expense was 4% and 19% for the fiscal years ended April 30, 1998 and April 30, 1997, respectively.

         Unusual and Non-Recurring Item. The usual and non-recurring item reported of $460,720 for the fiscal year ended April 30, 1997 represents costs associated with the unauthorized usage of the Company's Direct Inward Dialing circuits. This usage resulted in the Company's inability to recover long distance service and switching charges associated with such circuits. These circuits were disconnected and no further unauthorized usage is possible. (see Note P to Notes to Financial Statements.) The Company experienced no further losses during the fiscal year ended April 30, 1998.

         Interest Expense Net. Interest expense (net) for the fiscal year ended April 30, 1998 was $340,333 compared to $365,487 for the fiscal year ended April 30, 1997, a decrease of $25,154 or 7%. The Company currently pays interest on a portion of its payables. Interest expense for the years ended April 30, 1998 and 1997 was primarily due to the interest payable on the $5,521,230 loan from Tel-Save in July 1996, which was primarily used to complete the AIT acquisition (the "AIT Loan"). In addition, interest was paid during the 1998 fiscal year on the two Notes in connection with the ETI acquisition. The outstanding AIT loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of ETI.

         Income Taxes. The provision for income taxes was $649,900 in fiscal 1998 compared to a benefit of $502,000 in the prior year. This higher effective rate resulted from an increase in the valuation allowance because the recognition of the deferred tax assets is not more likely than not as a result of the Company's continuing operating losses. Also, the Company recognized an additional gain for tax purposes on the sale of Tel-Save stock which has been treated as a permanent difference for financial accounting purposes.

         Net Loss. The Company had a net loss of $9,633,330, or net loss of $2.76 per share, for the year fiscal year ended April 30, 1998, as compared to a net loss of $4,132,722, or $1.78 per share, for the fiscal year ended April 30, 1997. The net loss was a result of the expensing in full during the current fiscal year of approximately $26.5 million of telemarketing expenses.

Liquidity and Capital Resources

         The Company's primary cash requirements have been to fund the acquisition of customer bases and increased levels of accounts receivable which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations (including advances from Tel-Save) and borrowings from institutions and carriers. The Company expects that Tel-Save will continue to make operating advances as needed in fiscal 1999.

         At April 30, 1998, the Company had a working capital deficit of $8,851,762, as compared to working capital surplus of $32,609 at April 30, 1997. The decrease in the working capital surplus was primarily attributable to the increase in accounts payable as a result of the telemarketing efforts during the current fiscal year. These telemarketing efforts led to the Company incurring $26,570,215 in marketing expenses which was included in accounts payable and of which $21,896,178 was repaid during the 1998 fiscal year. These telemarketing efforts resulted in approximately 360,000 new orders and additional revenues of approximately $37.8 million for the current fiscal year.

         On March 24, 1997, the Company commenced an underwritten public offering (the "Offering") whereby 1,250,000 shares of its Common Stock, no par value (the "Common Stock"), and warrants to purchase 1,437,500 shares of Common Stock (the "Redeemable Warrants") were sold. Of the Redeemable Warrants sold, warrants to purchase 187,500 shares of Common Stock were sold pursuant to the underwriters' over-allotment option. Of the approximately $3.9 million of net proceeds, approximately $1.4 million of the proceeds remained available to the

Company at April 30, 1997. During the 1998 fiscal year, the
Company used the $1.4 million balance of proceeds for working capital and general business purposes, including marketing and sales expenses.

         Net cash used in operating activities was $13,515,744 for the fiscal year ended April 30, 1998 as compared to cash provided by operating activities of $2,648,191 for the fiscal year ended April 30, 1997. The increase in cash used in operating activities is primarily attributable to the gain on sale of investments of $13,418,926, proceeds of which are reflected in cash flows from investing activities. Also, cash used in operating activities increased due to an increase in accounts receivable offset by an increase in accounts payable as a result of the telemarketing campaign during the 1998 fiscal year. Net cash provided by investing activities was $21,134,760 for the fiscal year ended April 30, 1998, as compared to net cash used in investing activities of $5,458,335 for the fiscal year ended April 30, 1997. The increase in cash provided by investing activities was primarily attributable to the ETI acquisition and the resultant sale of the Tel-Save common shares. Net cash used in financing activities was $9,292,600 for the fiscal year ended April 30, 1998 as compared to net cash provided by financing activities for the fiscal year ended April 30, 1997 of $4,708,923. The increase in cash used in financing activities was primarily attributable to paying down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the 1998 fiscal year. At April 30, 1998, the Company had cash of $303,962.

         Proceeds from loans and lines of credit during the year ended April 30, 1998 were $87,044 compared to $6,405,335 during the year ended April 30, 1997. In addition, the Company also received certain advances from its carrier. These advances amounted to approximately $5.0 million and are included in Accounts Payable. These advances were used for telemarketing and working capital purposes. Repayment of loans and lines of credit during the years ended April 30, 1998 and 1997 totaled $9,444,813 and $5,591,867, respectively. Proceeds from the sale of the Tel-Save shares were used to retire the aggregate $7,000,000 in promissory notes (and accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the Tel-Save shares was used to pay off the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of Aventures-in-Telecom ("AIT").

         The Company's gross accounts receivable increased by $4,937,444 during the fiscal year ended April 30, 1998 to $9,050,598 from $4,113,154 during the prior period. Accounts receivable were 86% of total assets at April 30, 1998, compared to 37% of total assets at April 30, 1997. The Company's allowance for doubtful accounts decreased by approximately $48,000, to $572,000 compared to $620,000 in the prior period. Accounts payable increased during the fiscal year ended April 30, 1998 by $11,543,626, to $15,816,506 from $4,272,880 as compared to the fiscal year ended April 30, 1997. Accounts payable was 160% and 45% of total liabilities and equity at April 30, 1998 and at April 30, 1997, respectively.

         In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000 which was repaid in full by April 30, 1998. In August 1996, the Company entered into an agreement with Gateway which, renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matures on September 5, 1998. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of April 30, 1998, an amount of $87,044 was outstanding under this line of credit.

         In July 1996, Global Telecom Network, Inc., a company controlled by Gerald M. Dunne, Sr., the father of Gerald M. Dunne, Jr. President and Chief Executive Officer of the Company, converted accounts payable to the Company into a promissory note in the principal amount of $182,050 bearing interest at a rate of 15% per annum. The note was repaid in full on December 8, 1997.

         The Company's accounts receivable, less allowance for doubtful accounts, at April 30, 1998 were $8,478,598, as compared to $3,493,154 at April 30, 1997. Of the Company's accounts receivable at April 30, 1998, less than 2% of the total were more than 90 days outstanding. This is due in part to the move to LEC billing and the Company writing off at year end of all doubtful accounts. Increased accounts receivable days outstanding has required the Company to use substantial working capital to finance receivables which has materially adversely affected its liquidity and working capital position.

         At April 30, 1998, the Company's allowance for doubtful accounts was approximately $572,000 as compared to approximately $620,000 at April 30, 1997, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could continue to have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 10% of the Company's revenues for the year ended April 30, 1998 and 6% for the year ended April 30, 1997. This increase was due to a decision by the Company to write off all doubtful accounts in the current fiscal year.

         The Company's capital requirements have been and will continue to be significant. Historically, the Company has been dependent on financings to fund its cash requirements. The Company may seek debt or equity financing to fund its continuing expansion through acquisitions. In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the projected cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing earlier than anticipated or curtail its operations.

         In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. In the event management decides to pursue a sale of the Company, the Company cannot at this time assess the likelihood that a sale of the Company will occur or predict what the terms of such sale, if any, might be.

Effects of Inflation

         The Company does not believe that inflation has had a significant impact on its operations for the fiscal year ended April 30, 1998.

Legal Proceedings

         Current Legal Proceedings. The Company is a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has not yet ruled on such motions. The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract.

         The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought approximately $548,000, plus accumulated interest and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993 and for unpaid tariff charges for telecommunications services provided to the Company by AT&T. The Company answered the complaint and asserted certain counterclaims, including claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act with the Company. The parties have executed mutual releases and the action has been dismissed.

         On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ("WorldCom") whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ("Settlement Amount") in full and complete settlement of all claims between the parties. $75,000 of the Settlement amount was payable upon execution of the Settlement Agreement, $75,000 was payable on the close of business on February 23, 1998 and the balance is payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The balance of the Settlement Amount shall bear simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount is fully reflected in the books of the Company and included in Notes Payable for the year ended April 30, 1998. To date the Company has made all payments in terms of the Settlement Agreement.

         In 1996, Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") filed combined suits against the Company in a civil action styled, Nortel, Inc. and Accutel Communications, Inc. v. Group Long Distance, Inc., Case No. 96-014773 (07) (Broward County, Florida), alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation. In April 1998, the suit was settled. Pursuant to the settlement, the parties mutually waived all claims against each other and executed general mutual releases.

Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This pronouncement becomes effective for fiscal years beginning after December 15, 1997. SFAS 130 will require entities to report "comprehensive income" which will be divided into two components, "net income" and "comprehensive income".

         FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information, applies only to publicly held business entities. The principal changes from current practice for reporting segment information under SFAS 14, Financial Reporting for Segments of an Enterprise, include (a) use of a management approach as a basis for segmentation, rather than an industry approach, (b) more detailed disclosure requirements, including disclosure of significant factors used to determine reportable segments, and (c) a requirement to disclose segment information in interim financial statements.

         The Company believes that these statements will have no impact on the Company's results of operations or financial position upon adoption.

Subsequent Events

         The Company owes AT&T approximately $548,000 under a previously executed settlement agreement relating to certain billing disputes. The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also sought to recover this $612,324 under a separate claim for unpaid tariff charges. The Company answered the complaint and asserted certain counterclaims. These counterclaims included claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. In June 1998 a Settlement Agreement was entered between the parties.

         On July 2, 1998, the Company's Board of Directors amended the unexercised options granted under the Company's 1996 Stock Option Plan to purchase a total of approximately 434,000 shares of common stock from $5.0625 to $1.375. Such a change in purchase price was a result of the trading price of the Company's Common Stock being below the exercise price of the options.

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

         o The majority of the Company's revenues are derived from calls routed through Tel-Save, a nationwide telecommunications provider. Such revenues represented 96%, 74%, and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively. Poor performance by Tel-Save could have material adverse affect on the Company's operating results.

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

         o The Company markets its services principally through independent telemarketers, over whom the Company has limited control. Poor performance by telemarketers, or any misstatements or omissions by them could have a material adverse affect on the Company's operating results.

         o The Company has historically satisfied its working capital requirements principally through cash flow from operations and borrowings. The Company's ability to obtain future financing may be limited by its existing debt level and pre-existing liens on its assets pledged as collateral in connection with certain borrowings.

         o Increased accounts receivable has required the Company to use substantial working capital to finance receivables, which has materially adversely affected its liquidity and working capital position. Delays in collection or uncollectibility of accounts receivable could require the Company to continually increase its allowance for doubtful accounts and could have a material adverse impact on its results of operations.

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

         o The Company's continued expansion will be largely dependent upon its ability to maintain its operating margins, obtain competitive telecommunications network services on a timely basis and on commercially reasonable terms, hire and retain skilled management, marketing and other personnel and successfully manage growth (including monitoring operations, controlling costs and maintaining effective management and credit controls). There can be no assurance that the Company will be able to successfully expand its operations or manage growth.

         o The Company faces intense competition in the marketing and sale of its services and products. Many of these services and products are marketed by companies that are well established and have significantly greater financial resources than the Company. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. Recent regulatory changes may also result in significantly increased competition.

         o The Company is subject to federal and state regulation. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, and certificates of authority may be conditioned, modified, cancelled, terminated or revoked, any of which could have a material adverse effect on the Company.

         o As a result of increased federal and state regulations governing the telemarketing of telecommunication services. These regulations addressed the issues of "slamming" (the unauthorized switching of a customer's preselected telecommunications provider) and "cramming" (the unauthorized billing of additional telecommunication services not requested by the customer) as they affect consumers and require far more stringent rules before switching a customers service to the Company's network. See " Industry Background and Government Regulation."

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

         o RBOC entry into the long distance market may mean that the Company will be faced with new competition from well-entrenched, well-capitalized and marketable companies, that consumers have had prior dealings with for local access service. This may allow these RBOCs due to their name recognition and established service practices to have a significant advantage in their ability to attract long distance customers and to offer long distance service as an adjunct to local service access.

Item 7.  Financial Statements

         The consolidated financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-22. The report of Grant Thornton LLP, independent certified public accountants, dated July 23, 1998, is set forth on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders that will be filed with the Securities and Exchange Commission on or before August 28, 1998.

Item 10.  Executive Compensation

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders that will be filed with the Securities and Exchange Commission on or before August 28, 1998.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders that will be filed with the Securities and Exchange Commission on or before August 28, 1998.

Item 12.  Certain Relationships and Related Transactions

         The information required by this item is incorporated by referenced to the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders that will be filed with the Securities and Exchange Commission on or before August 28, 1998.

Item 13.  Exhibits, List and Reports on Form 8-K

          (a)  Exhibits


Exhibit
Number
-------


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

    4.3   __    Form of Common Stock Certificate.(Filed as an Exhibit
                to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1997 and incorporated herein by
                reference.)

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

   10.6   __    Promissory Note payable to John L. Tomlinson and Philip C.
                Cezeaux, dated September 25, 1995. (Filed as an Exhibit to
                Amendment No. 1 to the Company's Registration Statement on Form
                SB-2 (No. 33-99998) and incorporated herein by reference.)

   10.7   __    Purchase Agreement between Registrant and Touchtone Network,
                Inc. dated October 11, 1995. (Filed as an Exhibit to the
                Company's Registration Statement on Form SB-2 (No. 333-17681)
                filed December 12, 1996 and incorporated herein by reference.)

   10.8   __    Addendum to the Purchase Agreement between Registrant and
                Touchtone Network, Inc. dated November 21 and 22, 1995. (Filed as an Exhibit to the Company's Registration Statement on Form
                SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)



   10.9   __    Lease Agreement between Registrant and Chantilly Management
                Corporation regarding 1555 Howell Branch Road, Winter Park,
                Florida dated December 31, 1995. (Filed as an Exhibit to the
                Company's Registration Statement on Form SB-2 (No. 333-17681)
                filed December 12, 1996 and incorporated herein by reference.)

   10.10  __    Commission Agreement between Registrant and Global Telecom
                Network, Inc. regarding Target Stores, a division of Dayton
                Hudson Corporation, dated February 1, 1996. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on
                Form SB-2 (No. 33-99998) and incorporated by herein reference.)

   10.11  __    Second Amendment and Renewal of Lease between Registrant and
                Gateway Investments Corporation regarding 1451 West Cypress
                Creek Road, Fort Lauderdale, Florida dated February 5, 1996.
                (Filed as an Exhibit to the Company's Registration Statement on
                Form SB-2 (No. 333-17681) filed December 12, 1996 and
                incorporated herein by reference.)

   10.12  __    Rebiller Services Agreement between Registrant and WorldCom,
                Inc. dated February 22, 1996. (Filed as an Exhibit to the
                Company's Registration Statement on Form SB-2 (No. 333-17681)
                filed December 12, 1996 and incorporated herein by reference.)

   10.13  __    Acknowledgement, Agreement and Release between Registrant and
                Touchtone Network, Inc. dated March 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                333-17681) filed December 12, 1996 and incorporated herein by reference.)

   10.14  __    Purchase Agreement between Registrant and Mr. Larry C. Cornwell regarding Gulf Communications Services, Inc. dated May 1, 1996.
                (Filed as an Exhibit to the Company's Registration Statement on
                Form SB-2 (No. 333-17681) filed December 12, 1996 and
                incorporated herein by reference.)

   10.15  __    Loan Agreement between Registrant and Gateway American Bank of
                Florida dated May 2, 1996. (Filed as an Exhibit to the Company's
                Registration Statement on Form SB-2 (No. 333-17681) filed
                December 12, 1996 and incorporated herein by reference.)

   10.16  __    Purchase Agreement and Plan of Exchange between Registrant and
                Adventures-in-TeleCom. Inc. dated July 3, 1996. (Filed as an
                Exhibit to the Company's report on Form 10-KSB dated August 12,
                1996 and incorporated herein by reference.)

   10.17  __    Loan Agreement between Registrant and Tel-Save Inc. dated July
                11, 1996. (Filed as an Exhibit to the Company's report on Form
                10-KSB dated August 12, 1996 and incorporated herein by
                reference.)

   10.18  __    Consent and Amendment between Tel-Save, Inc., and Registrant dated December 2, 1996. (Filed as an Exhibit to the Company's
                Registration Statement on Form SB-2 (No. 333-17681) filed
                December 12, 1996 and incorporated herein by reference.)

   10.19  __    Consent and Amendment between Tel-Save, Inc. and the Registrant dated January 31, 1997. (Filed as an Exhibit to the Company's
                Annual Report on Form 10-KSB for the year ended April 30, 1997 and incorporated herein by reference.)


   10.20  __    Agreement between Tel-Save, Inc. and the Registrant, dated
                February 28, 1997. (Filed as an Exhibit to the Company's Annual
                Report on Form 10-KSB for the year ended April 30, 1997 and incorporated herein by reference.)

   10.21  __    Common Stock Purchase Warrant to purchase 50,000 Shares of
                Common Stock granted to Tel-Save Holdings, Inc., by Registrant, dated December 2, 1996. (Filed as an Exhibit to the Company's
                Registration Statement on Form SB-2 (No. 333-17681) filed
                December 12, 1996 and incorporated herein by reference.)

   10.22  __    Line of Credit Agreement between Registrant and Gateway American
                Bank of Florida dated August 1, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No.
                333-17681) filed December 12, 1996 and incorporated herein by reference.)

   10.23  __    Employment Agreement of Gerald M. Dunne, Jr. with Registrant.
                (Filed as an Exhibit to Amendment No. 2 to the Company's
                Registration Statement on Form SB-2 (No. 333-17681) filed March
                21, 1997 and incorporated herein by reference.)

   10.24  __    1996 Stock Option Plan. (Filed as an Exhibit to Amendment No. 1
                to the Company's Registration Statement on Form SB-2 (No.
                333-17681) filed March 3, 1996 and incorporated herein by
                reference.)

   10.25  __    Stock Purchase Agreement dated as of August 11, 1997 among the
                Registrant and the selling shareholders of Eastern
                Telecommunication Incorporated, together with all exhibits thereto. (Filed as an Exhibit to the Company's Annual Report on
                Form 10-KSB for the year ended April 30, 1997 and incorporated herein by reference.)

   11     __    Statement re: computation of per share earnings.

   16.1   __    Letter on change in certifying accountant. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on
                Form SB-2 (No. 33-99998) and incorporated herein by reference.)

   21.1   __    Subsidiaries of Registrant.

   27.1   __    Financial Data Schedule.


          (b)  Reports on Form 8-K

          No reports on Form 8-K were filed for the quarter ended April 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the _____th day of August, 1998.

                                               GROUP LONG DISTANCE, INC.

                                               By: /s/ Gerald M. Dunne, Jr.
                                                   ------------------------
                                                    Gerald M. Dunne, Jr.

        Pursuant to the requirements of the Securities Exchange Act of 1945, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



      Signature                           Title                                  Date
     ----------                          -------                                -----


/s/ Gerald M. Dunne, Jr.          Chief Executive Officer                August _____, 1998
-------------------------         (Principal Executive Officer)
Gerald M. Dunne. Jr.


/s/ Peter J. Russo                Chief Financial Officer                August _____, 1998
-------------------------         (Principal Financial Officer)
Peter J. Russo


/s/ Sam D. Hitner                 Controller                             August _____, 1998
-------------------------         (Principal Accounting Officer)
Sam D. Hitner


/s/ Edward Harwood                Director                               August _____, 1998
-------------------------
Edward Harwood


/s/ C. Shelton James              Director                               August _____, 1998
-------------------------
C. Shelton James


/s/ Stanley Gottlieb              Director                               August _____, 1998
-------------------------
Stanley Gottlieb


/s/ John L. Tomlinson             Director                               August _____, 1998
-------------------------
John L. Tomlinson


                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            GROUP LONG DISTANCE, INC.
                                AND SUBSIDIARIES

                             April 30, 1998 and 1997

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



Board of Directors
Group Long Distance, Inc.

We have audited the accompanying consolidated balance sheets of Group Long Distance, Inc. and Subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Long Distance, Inc. as of April 30, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Fort Lauderdale, Florida
July 23, 1998

                   Group Long Distance, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    April 30,


                                     ASSETS

                                                                  1998            1997
                                                              ------------    ------------
Current assets
    Cash                                                      $    303,962    $  1,977,546
    Accounts receivable less allowance for doubtful
      accounts of $572,000 and $620,000 at April 30,
      1998 and 1997, respectively                                8,478,598       3,493,154
    Note receivable - related party                                      -          32,261
    Deferred tax assets                                                  -         649,900
    Prepaid expenses and other current assets                       98,710         642,333
                                                              ------------    ------------

              Total current assets                               8,881,270       6,795,194
                                                              ------------    ------------

Property and equipment, net                                         94,771         347,615
Customer acquisition costs, net                                    937,484       2,291,221
Other assets                                                             -          37,236
                                                              ------------    ------------

              Total assets                                    $  9,913,525    $  9,471,266
                                                              ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities
    Line of credit                                            $     87,044    $          -
    Accounts payable                                            15,816,506       4,272,880
    Accrued expenses and other liabilities                         632,600         790,739
    Current portion of long-term debt                            1,196,882       1,698,966
                                                              ------------    ------------

              Total current liabilities                         17,733,032       6,762,585
                                                              ------------    ------------

Long-term debt, net of current portion                             112,280       1,072,307
                                                              ------------    ------------

              Total liabilities                                 17,845,312       7,834,892
                                                              ------------    ------------

Stockholders' equity
Preferred stock, no par value, 2,000,000 shares
  authorized; no shares issued and outstanding                           -               -
Common stock, no par value, 12,000,000 shares
  authorized; 3,502,783 and 3,462,354 shares issued
  and outstanding as of  April 30, 1998 and 1997,
  respectively                                                           -               -
Additional paid-in capital                                       5,913,988       5,848,819
Accumulated deficit                                            (13,845,775)     (4,212,445)
                                                              ------------    ------------

              Total stockholders' equity                        (7,931,787)      1,636,374
                                                              ------------    ------------

              Total liabilities and stockholders' equity      $  9,913,525    $  9,471,266
                                                              ============    ============


The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended April 30,


                                                   1998            1997
                                               ------------    ------------

Sales                                          $ 54,340,938    $ 23,430,846
Cost of sales                                    38,118,173      17,219,730
                                               ------------    ------------

               Gross profit                      16,222,765       6,211,116

Selling, general and administrative expenses      9,345,163       5,524,022
Telemarketing expenses                           26,570,215               -
Unusual and non-recurring item                            -         460,720
Depreciation and amortization                     2,369,410       4,495,609
                                               ------------    ------------

               Loss from operations             (22,062,023)     (4,269,235)

Gain on sale of investments                     (13,418,926)              -
Interest expense, net                               340,333         365,487
                                               ------------    ------------

               Loss before income taxes          (8,983,430)     (4,634,722)

Income tax provision (benefit)                      649,900        (502,000)
                                               ------------    ------------

               Net loss                        $ (9,633,330)   $ (4,132,722)
                                               ============    ============

Net loss per common share - basic              $      (2.76)   $      (1.78)
                                               ============    ============


The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended April 30, 1998 and 1997

                                                                                              Total
                               Shares of                     Additional                   Stockholders'
                                 Common       Common          Paid-in      Accumulated        Equity
                                  Stock        Stock          Capital         Deficit        (Deficit)
                            ------------   -------------   ------------   ------------    ------------
Balance, April 30, 1996        2,057,354   $           -   $    268,364   $    (79,723)   $    188,641

Issuance of common stock
  for AIT acquisition            155,000               -      1,085,000              -       1,085,000

Capital contribution by
  Tel-Save                             -               -        600,000              -         600,000

Net proceeds of sale
  of common stock
  and warrants                 1,250,000               -      3,895,455              -       3,895,455

Net loss                               -               -              -     (4,132,722)     (4,132,722)
                            ------------   -------------   ------------   ------------    ------------

Balance, April 30, 1997        3,462,354               -      5,848,819     (4,212,445)      1,636,374

Exercise of stock options         40,429               -         65,169              -          65,169

Net loss                               -               -              -     (9,633,330)     (9,633,330)
                            ------------   -------------   ------------   ------------    ------------

Balance, April 30, 1998        3,502,783   $           -   $  5,913,988   $(13,845,775)   $ (7,931,787)
                            ============   =============   ============   ============    ============


The accompanying notes are an integral part of this statement.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended April 30,

                                                                                      1998            1997
                                                                                  ------------    ------------
Cash flows from operating activities
     Net loss                                                                     $ (9,633,330)   $ (4,132,722)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities
         Depreciation and amortization                                               2,369,410       4,495,609
         Provision for bad debts                                                     2,043,301       1,351,992
         Gain on sale of investments                                               (13,418,926)              -
         Changes in assets and liabilities
              Increase in accounts receivable                                       (7,028,744)     (3,343,436)
              Decrease in notes receivable                                              32,261         149,789
              Decrease (increase) in deferred tax asset                                649,900        (502,000)
              Decrease (increase) in prepaid expenses and other
                current assets                                                         366,845        (440,695)
              Increase in accounts payable                                          11,261,679       4,504,053
              (Decrease) increase in accrued expenses and other liabilities           (158,140)        565,601
                                                                                  ------------    ------------
                  Net cash (used in) provided by operating activities              (13,515,744)      2,648,191
                                                                                  ------------    ------------

Cash flows from investing activities
     Acquisitions of property and equipment                                            (23,436)       (185,807)
     Acquisitions of customer bases                                                          -      (5,324,445)
     Decrease in other assets                                                           37,236          51,917
     Purchase of investments                                                        (5,495,760)              -
     Proceeds from sale of investments                                              26,616,720               -
                                                                                  ------------    ------------
                  Net cash provided by (used in) investing activities               21,134,760      (5,458,335)
                                                                                  ------------    ------------

Cash flows from financing activities
     Net borrowings (payments) under line of credit agreement                           87,044         (47,920)
     Proceeds from loan originations                                                         -       6,405,335
     Principal repayments of long-term debt                                         (9,444,813)     (5,543,947)
     Proceeds from the sale of common stock                                             65,169       5,047,867
     Offering costs incurred                                                                 -      (1,152,412)
                                                                                  ------------    ------------
                  Net cash (used in) provided by financing activities               (9,292,600)      4,708,923
                                                                                  ------------    ------------

Net (decrease) increase in cash                                                     (1,673,584)      1,898,779

Cash at beginning of year                                                            1,977,546          78,767
                                                                                  ------------    ------------

Cash at end of year                                                               $    303,962    $  1,977,546
                                                                                  ============    ============

Noncash investing and financing activity:
     The Company acquired a customer base partially with common stock with a value of $1,085,000
     The Company acquired Eastern Telecommunications Incorporated with two $3.5 million notes and the assumption of approximately $1.2 million of liabilities


The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1998 and 1997


NOTE A - OPERATIONS OF THE COMPANY

     The Company is a non-facilities based reseller of long distance telecommunication services. The Company utilizes service contracts to provide its customers with switched, dedicated and private line services through various long distance telecommunications networks such as Tel-Save, Inc.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     Principles of Consolidation

     The financial statements at April 30, 1998 include the consolidated results of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     Property and Equipment

     Additions and major renewals to property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over an estimated useful life of five years for office equipment, furniture and fixtures and leasehold improvements. Total accumulated depreciation was $273,736 and $120,114 at April 30, 1998 and 1997, respectively.

     Customer Acquisition Costs

     Customer acquisition costs represent the cost of purchased customer accounts which, historically, were generally amortized over five years utilizing an accelerated method. The Company's amortization method and life are based on estimated attrition rates and attempt to match these costs with the corresponding revenues. Accumulated amortization was $6,670,259 and $4,539,744 at April 30, 1998 and 1997, respectively.


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Customer Acquisition Costs - Continued

     In December 1996, as a result of higher than expected customer attrition, the Company accelerated the amortization of the acquisition costs of the AIT customer base. The change resulted in $2,333,200 of additional amortization expense for the year ended April 30, 1997 based upon the new first year amortization rate of 75% compared to the estimated rate of 30% which the Company was previously using. The Company amortized the remaining balance using 15% in year 2 and 10% in year 3. The amortization expense for the year ended April 30, 1998 was $1,131,200. The higher than expected attrition resulted from delays in implementing the Company's service and retention program which relied, in part, on Tel-Save's installation of its new AT&T (now Lucent Technologies, Inc.) digital switching equipment. Additionally, increasingly competitive conditions in the industry have affected the attrition rate.

     On an ongoing basis, management reviews the valuation and amortization of customer acquisition costs. The Company reviews customer attrition rates for all customer bases to determine that no impairment has occurred.

     Prepaid Expenses and Other Current Assets

     Certain other current assets, which are in the form of marketing advances paid to telemarketers to obtain new customers, are being expensed 50% in the year of the advance and 50% in the subsequent year. This period approximates the time in which the commissions earned on the new revenues equate to the advances paid.

     In the fourth quarter of fiscal 1997, the Company expensed approximately $278,000 of marketing advances that are subject to the Nortel and Accutel lawsuit (see Note I).

     Employee Benefit Plan

     The Company adopted the Group Long Distance Inc. Retirement Savings and 401(k) Plan (the "Plan") effective January 1, 1997. Participation in the Plan is offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age and who have completed three months of service are eligible for participation in the Plan. The Plan is a defined contribution plan which allows participants to make voluntary salary deferral contributions of between 1% and 15% of their compensation up to a maximum amount as statutorily determined. The Company made matching contributions of 50% of the first 6% of the participant's contribution of $16,400 and $400 for the year ended April 30, 1998 and 1997, respectively.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Loss Per Share

     Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. The computations assume the elimination of interest expense (net of tax) on the debentures. (The total number of such weighted average shares was 3,487,922 and 2,327,084 for the years ended April 30, 1998 and 1997, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

     The following table illustrates the reconciliation of the loss and weighted average number of shares of the basic and diluted earnings per share computations:

                                Year Ended April 30, 1998                     Year Ended April 30, 1997
                         ----------------------------------------      ----------------------------------------
                                          Weighted                                      Weighted
                                           Average     Per Share                         Average     Per Share
                           Net Loss        Shares        Amount         Net Loss          Shares       Amount
                         -----------      ---------    ----------      -----------      ---------    ----------
        Net loss         $(9,633,330)           -      $       -       $(4,132,722)                  $

        Net loss per
          share - basic   (9,633,330)     3,487,922         (2.76)      (4,132,722)     2,327,084         (1.78)

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


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 1998 and 1997.

     Stock Options

     Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which require additional proforma disclosures for companies, such as Group Long Distance, Inc. that will continue to account for employee stock options under the intrinsic value method specified in APB 25 (see Note K).

     Reclassifications

     Certain reclassifications have been made to the prior year's financial statements to conform with the current year presentation.

NOTE C - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This pronouncement becomes effective for fiscal years beginning after December 15, 1997. SFAS 130 will require entities to report "comprehensive income" which will be divided into two components, "net income" and "comprehensive income".

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997


NOTE C - FUTURE EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT - Continued

     FASB Statement 131, Disclosures about Segments of an Enterprise and Related Information, applies only to publicly held business entities. The principal changes from current practice for reporting segment information under SFAS 14, Financial Reporting for Segments of an Enterprise, include (a) use of a management approach as a basis for segmentation, rather than an industry approach, (b) more detailed disclosure requirements, including disclosure of significant factors used to determine reportable segments, and (c) a requirement to disclose segment information in interim financial statements.

     The Company believes that these statements will have no impact on the Company's results of operations or financial position upon adoption.

NOTE D - CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts and notes receivable which are due from small and medium size businesses. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral.

     The majority of the Company's revenues are derived from calls routed through Tel-Save, Inc.'s ("Tel-Save") network switching equipment utilizing AT&T's transmission facilities. The use of the equipment and transmission facilities are afforded through the Partition Agreement Group Long Distance has with Tel-Save. Tel-Save may suspend services or terminate the agreement upon the occurrence of any event of default by Group Long Distance. Such revenues represented 96% and 74% of total revenues in fiscal 1998 and 1997, respectively (see Note O).

NOTE E - LINE OF CREDIT

     In August 1996, the Company entered into an agreement with a financial institution which, as amended as of February 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matures on September 5, 1998. The line of credit is collateralized by all the Company's equipment, machinery, furniture and intangibles and is personally guaranteed by the Company's president.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE F - LONG-TERM DEBT

     Long-term debt is comprised of the following at April 30:

                                                                                        1998                1997
                                                                                      --------           ----------
         Tel-Save interest bearing loan at 6.5%. The loan is payable in equal monthly installments of $125,000 plus interest beginning after
         September 1997.                                                              $     -            $2,032,851

         Promissory note payable to a financial institution. The note is payable
         in equal monthly installments of $2,083 until May 2, 1998.                         -                27,083

         Unsecured promissory note payable to a Corporation in connection with an acquisition. The note is payable in equal monthly installments of
         $10,000 and was subsequently paid in full in May 1998.                          7,394               83,898

         Unsecured non-interest bearing settlement payable to AT&T. The Company has been and continues to be in default under this obligation and has been sued by AT&T (see Note I). In June 1998, the parties executed mutual
         releases and the action was dismissed.                                        547,500              547,500

         Unsecured promissory note payable to a director of the Company and an unaffiliated third party. The note, which matures on September 25,
         1999, is due in 48 equal monthly payments of $2,600 and bears interest
         at prime plus 2% (see Note J).                                                 41,988               66,968

         Unsecured 11% interest bearing note which is payable in monthly installments of $1,000 and matures in fiscal
         1998.                                                                              -                12,973


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE F - LONG-TERM DEBT - Continued

                                                                                  1998                1997
                                                                                --------           ----------
         Unsecured interest bearing note at 16% relating to the WorldCom accounts payable. Payable in equal monthly installments of $50,000
         plus interest.                                                         $  712,280         $        -
                                                                                ----------         ----------
                                                                                 1,309,162          2,771,273

         Less current portion of long-term debt                                  1,196,882          1,698,966
                                                                                ----------         ----------
                                                                                $  112,280         $1,072,307
                                                                                ==========         ==========


     Principal maturities of long-term debt at April 30, 1998 are as follows:

               Year Ending April 30,

                       1999                           $1,196,882
                       2000                              112,280
                                                      ----------
                                                      $1,309,162
                                                      ==========

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

     The provision (benefit) for income taxes consists of the following at April 30,:

                                        1998         1997
                                     ---------    ---------

               Current               $       -    $       -
               Deferred                649,900     (502,000)
                                     ---------    ---------
                                     $ 649,900    $(502,000)
                                     =========    =========


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE G - INCOME TAXES - Continued

     The benefit for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 1998 and 1997:

                                                                  1998          1997
                                                              -----------    ----------
           Benefit for income taxes, at 34%                   $(3,054,400)   $(1,575,800)
           Increase (decrease) in tax resulting from:
                Change in valuation allowance                     886,900      1,263,100
                Additional tax on gain on sale of stock         2,837,400              -
                Nondeductible items                                 3,000          3,000
                Alternative minimum tax credits                                        -
                Effect of graduated tax rates                                          -
                State taxes, net of federal tax benefit           (23,000)      (168,100)
                Other                                                            (24,200)
                                                              -----------    -----------

                                                              $   649,900    $  (502,000)
                                                              ===========    ===========



         For the year ended April 30, 1998, there is a $2.8 million difference in the tax provision at statutory rates over the actual tax provision which is due to a permanent difference relating to the higher book basis than tax basis in the Tel-Save warrants which were exercised and the stock sold in fiscal 1998.



         Deferred tax assets are comprised of the following at April 30, 1998 and 1997.

                                                                  1998          1997
                                                               ----------    ----------
          Allowance for doubtful accounts                      $  177,600     $  233,300
          Customer acquisition costs                            1,747,400      1,425,500
          Net operating loss                                      262,000        152,500
          Marketing advances                                            -        149,700
          Accrued bonus                                                 -              -
                                                               ----------     ----------
              Deferred tax assets                               2,187,000      1,961,000
          Depreciation                                                  -        (11,000)
                                                               ----------     ----------
              Net deferred tax assets                           2,187,000      1,950,000
          Less valuation allowance                              2,187,000      1,300,100
                                                               ----------     ----------

                                                               $        -     $  649,900
                                                               ==========     ==========

     The valuation allowance increased $886,900 in 1998. This was primarily the result of the difference in customer acquisition cost amortization between tax and financial reporting.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997


NOTE H - LEASES

     The Company leases two office facilities under noncancellable operating leases which expire at various dates through March 2000. The leases contain renewal options and provide for rental increases by either index or renegotiation. Further, some of the leases require payment of common area maintenance and utilities. Rent expense for the years ended April 30, 1998 and 1997 totaled approximately $108,000 and $113,700.

     Approximate future minimum lease payments applicable to noncancellable operating leases are as follows:

                 Year Ending April 30,
                 ---------------------
                         1999                           $ 108,000
                         2000                              93,000
                                                        ---------
                                                        $ 201,000
                                                        =========
NOTE I - COMMITMENTS AND CONTINGENCIES

     Certain of the Company's network service agreements contain provisions for guaranteed monthly volume and network usage which is the basis for determining volume discounts and other special billing features. For the fiscal years ended April 30, 1998 and 1997 such commitments aggregated approximately $36,000,000 and $8,600,000, respectively. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.


     In February 1997, the Company and the Company's President and Chief Executive Officer entered into a two-year employment agreement providing a base salary of $150,000 and a bonus based on certain earnings criteria. In addition, he was granted options to purchase 250,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant of $1.375.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued


     The Company is a defendant in a civil action styled Group Discount Dialing versus Group Long Distance, Inc. Case No. CV-96-025165 S, pending in Connecticut state court. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages and in response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories. In addition, the company filed a counterclaim asserting breach of contract by Group Discount Dialing. The Court has not yet ruled on such motions. The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a/ Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida state court. The Company is seeking $50,000 in damages for breach of contract.

     The Company owes AT&T $547,500 under a previously executed settlement agreement relating to certain billing disputes (see Note F). The Company is a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T seeks $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also seeks to recover this $612,324 under a separate claim for unpaid tariff charges. The Company has answered the complaint and asserted certain counterclaims. In June 1998, the parties executed mutual releases and the action was dismissed.

     In 1996, Nortel, Inc. ("Nortel") and Accutel Communications, Inc. ("Accutel") filed combined suits against the Company in a civil action styled Nortel, Inc. and Accutel Communications, Inc. v. Group Long Distance, Inc., No. CASE-96-014773 (07) (Broward County, Florida), alleging causes of action for anticipatory breach of contract and breach of contract arising from the termination by the Company of service under a service contract and independent marketing distributor agreement with each party. The Company terminated the telephone services of Nortel and terminated the distributor relationship with Accutel for breaches of contract, including the failure to comply anticipatorily and wrongfully terminated their contracts, and Accutel claims that the Company owes it $89,664 in unpaid commissions. Nortel sued for an injunction against the Company's termination of telephone services and was awarded an ex-parte temporary injunction, but at a hearing for dissolution of the order the Court immediately ordered the dissolution of the prior injunction and ordered all parties to attend mediation. In April 1998, the suit was settled and the parties mutually waived all claims against each other and executed general mutual releases.

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


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     While the Merger was approved by the Board of Directors and a majority of the shareholders the Company that were shareholders of GLD (the predecessor) at the time of the Merger and a majority of the then current shareholders of the Company, shareholders affected by the Dilution may have a cause of action against the Company. There can be no assurance that a shareholder may not seek legal remedy against the Company or the individual founders, notwithstanding the foregoing approvals. In the event any such action is brought, the Company's results of operations of cash flow for a particular quarterly or annual period could be materially affected by protracted litigation or an unfavorable outcome.

     In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the offering (see Note M), and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders and
     (ii) in the event that as a result of any such claim, the Company is required to issue additional shares of Common Stock, the founders have agreed to deliver an equal number of shares of Common Stock to the Company for cancellation.

NOTE J - RELATED PARTY TRANSACTIONS

     The Company had entered into an agreement with a related party which provided for monthly royalty payments based upon a sliding scale percentage of the Company's monthly net revenues. Royalties paid for the year ended April 30, 1997 totaled approximately $103,700. This agreement terminated at the closing of the initial public offering of the Company's common stock and therefore no royalties were paid for the year ended April 30, 1998.

     In March 1997, the Company completed its public offering of the Company's common stock and entered into a settlement agreement with the related party to settle amounts owed by the Company. The agreements called for the Company to pay $85,450 which is paid in full as of April 30, 1998.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE K - STOCK OPTIONS

     The following option information has been adjusted to reflect the change required by the merger of Second ITC Corporation in November 1995. In November 1993, as an inducement to loan the Company $190,000, the Company issued stock options to purchase 90,505 shares of the Company's common stock for $1.05 per share. Options to purchase 80,978 shares of the Company's common stock have been exercised as of April 30, 1996. The remaining options expired in November 1997.

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

     Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                                 1998            1997
                                             ------------    -----------
                  Net loss
                      As reported            $ (9,633,330)   $(4,132,722)
                      Pro forma              $(10,067,283)   $(4,624,587)

                  Basic loss per share
                      As reported            $      (2.76)   $     (1.78)
                      Pro forma              $      (2.87)   $     (1.98)

     The above pro forma disclosures may not be representative of the effects on reported net loss for future years as options vest over several years and the Company may continue to grant options to employees.


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE K - STOCK OPTIONS - Continued

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: dividend yield of 0.0 percent for all years; expected volatility of 67.30 and 64.46 percent; risk-free interest rate of 6.57 and 6.11 percent; and expected holding periods ranging up to 5 years.

     A summary of the status of the Company's fixed stock options as of April 30, 1998 and 1997, and changes during the years ending on those dates is as follows:


                                                          1998                                 1997
                                               -----------------------------    ---------------------------
                                                                Weighted -                     Weighted -
                                                                 Average                        Average
                                                Shares        Exercise Price     Shares      Exercise Price
                                               --------       --------------    --------     --------------
         Outstanding at beginning of
           year                                 602,716       $   4.70            76,216     $    2.23
         Granted                                 32,000           4.46           526,500          5.06
         Exercised                               40,429           1.57                 -             -
         Expired                                 38,080           2.08                 -             -
         Forfeited                              106,500           5.06                 -             -
                                               --------                         --------
         Outstanding at end of year             449,707           5.02           602,716          4.70
                                               ========                         ========

         Options exercisable at end
           of year                              391,832                          277,883
         Weighted-average fair value
           of options granted during
           the year                            $   2.32                         $   3.02

     The following information applies to options outstanding at April 30, 1998.

                                            Options Outstanding                      Options Exercisable
                             -----------------------------------------------    ----------------------------
                                             Weighted -
                                              Average           Weighted -                     Weighted -
           Range of                          Remaining           Average                        Average
       Exercise Prices       Shares      Contractual Life     Exercise Price     Shares      Exercise Price
       ---------------       -------     ----------------     --------------    --------     --------------
       $3.8750-$5.0625       449,707            3.77          $    5.02          391,832     $     5.02

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997


NOTE L - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:

                                                                          1998          1997
                                                                       ---------    -----------
         Cash paid during the year for interest                        $ 160,000    $   114,000
                                                                       =========    ===========

         Cash paid during the year for taxes                           $       -    $    83,000
                                                                       =========    ===========

                  Property and equipment acquired
                    under capital lease obligations                    $       -    $    73,905
                                                                       =========    ===========

         Issuance of 155,000 shares in connection with
           acquisition of AIT (see Note N)                             $       -    $ 1,085,000
                                                                       =========    ===========

NOTE M - EQUITY

     In March 1997, the Company completed an underwritten public offering of its common stock and warrants. The Company sold 1,250,000 shares and warrants to purchase 1,437,500 shares at an exercise price of $5.40 per share (the "Redeemable Warrants"). The Company realized proceeds of $3,895,455, net of underwriter's discount and out of pocket expenses. In connection with the offering, the underwriter was granted warrants to purchase 125,000 shares of common stock at $4.95 per share. The underwriter also was granted the right to purchase 125,000 redeemable warrants at $.11 per redeemable warrant all of which are exercisable at any time within the three years ending March 24, 2000. None of the warrants issued to the underwriter have been exercised, and none of the redeemable warrants have been exercised.

     Warrant Repurchase

     In connection with the financing of the AIT acquisition, the Company issued warrants to Tel-Save to purchase 300,000 shares of common stock of the Company at $5.75 per share and 50,000 shares at $5.00 per share. In June 1997, these warrants were returned to the Company from Tel-Save for no consideration (see Note N).

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997



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

     The Company in July 1996, to finance the AIT acquisition, entered into an agreement with Tel-Save pursuant to which it borrowed an aggregate of $5,521,230. This loan bears interest at 6.5% per annum. The loan agreement was amended in February 1997 to provide for the repayment of the loan in monthly payments of $125,000 plus interest beginning after September 1997. Included in the face of the note are amounts due to the lending corporation at April 30, 1996 that aggregate $250,000. In 1996, the $250,000 was reflected in accounts payable. As of April 30, 1998, the note was paid in full.

     To induce Tel-Save to provide the financing needed to purchase AIT, the Company issued a warrant to purchase 300,000 shares of common stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of common stock of the Company at $5.00 per share. Both warrants were exercisable through July 2001 and subject to certain registration rights. In June 1997, these warrants were returned to the Company from Tel-Save for no consideration.


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE N - ACQUISITIONS - Continued

     In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting approximately 7,000 customers that were subject to an agreement between Great Lakes and Tel-Save and (ii) a warrant to purchase 200,000 shares of common stock of Tel-Save in consideration of $1,200,000 in cash. In connection with such acquisition, the Company borrowed $1,200,000 from Tel-Save. In January 1997, Tel-Save repurchased the Tel-Save Warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 toward the Great Lakes acquisition and $600,000 toward the Company's outstanding principal balance under the Acquisition Loan). The $600,000 reduction of debt has been accounted for as a contribution to paid-in-capital by Tel-Save. No value has been assigned to the customer base acquired from Great Lakes.

     ETI Acquisition

     On August 11, 1997, the Company acquired all the issued and outstanding stock of Eastern Telecommunications Incorporated ("ETI"), a New York-based long-distance reseller. The purchase price aggregated $8.313 million and consisted of two $3.5 million notes (the "ETI Notes") and the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. ETI's assets consist of two warrants to purchase 1,347,000 shares of the common stock of Tel-Save (the "ETI Tel-Save Warrants"), a customer base of 7,000 and receivables. A substantial portion of ETI's revenues are derived through Tel-Save. On August 11, 1997, the Company exercised one of the ETI Tel-Save Warrants to purchase 600,000 common stock shares of Tel-Save.

     The ETI Notes bore interest at 10% per annum payable monthly and were due on August 11, 1998, although the net proceeds from the sale of the securities underlying the Tel-Save Warrants were used to prepay the principal of the ETI Notes. In October 1997, the Company exercised the remaining Tel-Save warrants and sold the common stock for approximately $27 million with a gain on sale of $13.4 million. The proceeds were used to repay the two ETI $3.5 million notes, the cost of exercising the warrants and certain accounts payable.

     The ETI Agreement also provided that the Company would indemnify the selling shareholders from and against any and all losses arising from the transaction and released them from certain liabilities to ETI.


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1998 and 1997

NOTE N - ACQUISITIONS - Continued

     ETI Acquisition - Continued

     Of the $8.313 million acquisition cost of ETI, $7.713 million has been allocated to the ETI Tel-Save Warrants and the balance of $600,000 has been allocated to the customer base. No value was assigned to the receivables purchased due to the uncertainty surrounding their collectibility.

NOTE O - RISKS AND UNCERTAINTIES

     The Company's operations are based upon agreements with a limited number of long-distance carriers who provide access to phone lines and transmission facilities. The carriers also provide call data records and bill the Company's customers on the Company's behalf. The Company is dependent upon such carriers for such services, and there is a reasonable possibility that there could be equipment failures or other service interruptions that could materially affect the Company. Such delays could result in postponed or possibly lost sales, which could adversely affect operating results.

NOTE P - UNUSUAL AND NON-RECURRING ITEM

     During fiscal 1997 the Company experienced unauthorized access to its call-back switching services by unauthorized usage of its Direct Inward Dialing (DID) circuits. This unauthorized usage resulted in no charge to income in fiscal 1998 and a charge of $460,720 to income in fiscal 1997. The DID circuits have been disconnected and no further unauthorized usage is possible. The Company does not use call-back switching services and therefore considered this charge a non-recurring event. In July 1997, the Company discontinued its international call-back switching services.

NOTE Q - SUBSEQUENT EVENT

     On July 2, 1998, the Company's board of directors amended the exercise price of options under the Company's 1996 Stock Option Plan, to purchase 434,000 shares of common stock from $5.0625 to $1.375.