Form 10QSB
period 1998-07-31
GROUP LONG DISTANCE INC
filed 1998-09-11
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ----------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                  For the Quarterly period ended July 31, 1998

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

             For the transition period from __________ to __________



                         Commission file number 0-21913

                            GROUP LONG DISTANCE, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)



                Florida                                65-0213198
               --------                                ----------
    (State or Other Jurisdiction of                 (I.R.S. Employer
    Incorporation or Organization)                Identification No.)

                            ----------------------
                    1451 West Cypress Creek Road, Suite 200,
                            Fort Lauderdale, FL 33309
                    (Address of Principal Executive Offices)
                            ----------------------
                                 (954) 771-9696
                (Issuer's Telephone Number, Including Area Code)


         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|


The number of shares of Common Stock, no par value, outstanding as of September 10, 1998 was 3,502,783.

The number of Redeemable Warrants outstanding as of September 10, 1998 was 1,437,500.

Transitional Small Business Disclosure Format (check one):    Yes |_|    No |X|

================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                Page Number
                                                                                                -----------

PART 1.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Consolidated Balance Sheets as of July 31, 1998
                  (unaudited) and April 30, 1998..........................................................1

                  Unaudited Consolidated Statements of Operations
                  for the three Months Ended July 31, 1998 and 1997.......................................2

                  Unaudited Consolidated Statements of Cash Flows
                  for the Three Months Ended July 31, 1998 and 1997.......................................3

                  Notes to Consolidated Financial Statements..............................................4

         Item 2.  Management's Discussion and Analysis or Plan of Operation...............................6

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings......................................................................11

         Item 6.  Exhibits, List and Reports on Form 8-K.................................................11

SIGNATURES...............................................................................................12


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   Group Long Distance, Inc. and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS
                  July 31, 1998 (Unaudited) and April 30, 1998

ASSETS                                                                 July 31, 1998    April 30, 1998
                                                                       -------------    --------------
                                                                       (Unaudited)

Current assets
    Cash                                                                $     221,883        $    303,962
    Accounts receivable less allowances for doubtful accounts               3,527,492           8,478,598
      of $795,000 and $572,000 at July 31, 1998 and April 30,
      1998, respectively
    Deferred tax assets                                                            --                  --
    Prepaid expenses and other current assets                                  45,527              98,710
                                                                     ----------------     ---------------
                                                                            3,794,902           8,881,270

Property and equipment, net                                                    84,200              94,771
Customer and acquisition costs, net                                           649,049             937,484
                                                                     ----------------     ----------------
         Total assets                                                   $   4,528,151        $  9,913,525
                                                                     ================     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Line of Credit                                                      $      87,044        $     87,044
    Accounts payable                                                        9,483,156          15,816,506
    Accrued expenses and other liabilities                                    693,787             632,600
    Current portion of long-term debt                                         637,646           1,196,882
                                                                     ----------------     ---------------
                                                                           10,901,633          17,733,032
Long-term debt, net of current portion                                         17,917             112,280
                                                                     ----------------     ---------------
         Total liabilities                                                 10,919,550          17,845,312
Stockholders' equity
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and outstanding
Common stock, no par value, 12,000,000 shares authorized;                          --                  --
  3,502,783 shares issued and outstanding as of July 31, 1998 and April 30, 1998.
Additional paid-in capital                                                  5,913,988           5,913,988
Accumulated deficit                                                       (12,305,387)        (13,845,775)
                                                                     ----------------     ---------------
         Total stockholders' equity                                        (6,391,399)         (7,931,787)
                                                                     ----------------     ---------------
         Total liabilities and stockholders' equity                     $   4,528,151        $  9,913,525
                                                                     ================     ===============



        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three Months Ended July 31, 1998 and 1997


                                                                           Three Months Ended
                                                                                July 31
                                                                           ------------------

                                                                       1998                   1997
                                                                       ----                   ----

Sales                                                                 $8,439,363               $ 9,064,998
Cost of sales                                                          5,670,291                 6,961,188
                                                                 ---------------       -------------------
         Gross profit                                                  2,769,072                 2,103,810
Selling, general and administrative expenses                             922,760                 1,188,567
Marketing Expenses                                                         3,000                 1,690,000
Depreciation and amortization                                            299,007                   633,284
                                                                 ---------------       -------------------
         Earnings (loss) from operations                               1,544,305                (1,408,041)
Interest expense, net                                                      3,917                    32,496
                                                                 ---------------       -------------------
         Earnings (loss) before income taxes                           1,540,388                (1,440,537)
Income tax expense (benefit)                                                  --                   (96,784)
                                                                 ---------------       -------------------
         Net earnings (loss)                                          $1,540,388               $(1,343,753)
                                                                 ===============       ===================
Earnings (loss) per common and common equivalent share                $     0.44               $     (0.39)
                                                                 ===============       ===================






        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three Months Ended July 31, 1998 and 1997


                                                            Three Months Ended
                                                                  July 31
                                                            ------------------

                                                           1998               1997
                                                           ----               ----
     Cash flows from operating activities
         Net earnings (loss)                            $1,540,388         $(1,343,753)
     Adjustments to reconcile net earnings
     (loss) to net cash provided by
     operating activities
         Depreciation and amortization                     299,007             633,284
         Provision for bad debts                           530,434             434,449
         Changes in assets and liabilities
         Decrease (Increase) in accounts                 4,420,672          (4,322,242)
           receivable
         Decrease in notes receivable                           --               5,653
         (Increase) in deferred tax asset                       --             (96,784)
         Decrease (Increase) in prepaid                     53,183          (6,695,115)
           expenses and other current assets
         (Increase) in prepaid expenses, net                    --          (5,070,000)
           of current portion
         (Decrease) Increase in accounts payable        (6,333,351)         15,395,713
         Increase in Notes Payable                              --                  --
         (Decrease) Increase in accrued                     61,187            (239,269)
           expenses and other liabilities
                                                   ---------------      --------------
         Net cash provided by (used in)                    571,520          (1,298,064)
           operating activities
                                                   ---------------      --------------

     Cash flows from investing activities
         Acquisitions of property and equipment                 --                  --
         Acquisitions of customer bases                         --                  --
         Decrease in other assets                               --               3,693
                                                   ---------------      --------------
                  Net cash provided by                          --               3,693
                  investing activities
                                                   ---------------      --------------

     Cash flows from financing activities
         Net (payments) borrowings under line                   --              (8,333)
           of credit agreement
         Proceeds from loan originations                        --             184,430
         Principal repayments of long-term debt           (653,599)                 --
         Proceeds from the sale of common                       --               2,500
           stock and warrants
         Principal repayments of capital lease                  --              (9,943)
           obligations
         Repurchase of Tel-Save Warrants                        --            (100,000)
                                                   ---------------     ---------------
         Net cash (used in) provided by                   (653,599)             68,654
           financing activities
                                                   ---------------     ---------------

     Net (decrease) in cash                                (82,079)         (1,225,717)
     Cash at beginning of year                             303,962           1,977,546
                                                   ---------------     ---------------
     Cash at end of year                                $  221,883         $   751,829
                                                   ===============     ===============




        The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

         The balance sheet at April 30, 1998 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended April 30, 1998.

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


NOTE C - INCREASE IN STOCK OPTION PLAN

         On July 2, 1998, the Company's Board of Directors amended the unexercised options granted under the Company's 1996 Stock Option Plan to purchase a total of approximately 434,000 shares of common stock from $5.0625 to $1.375. Such a change in purchase price was a result of the trading price of the Company's Common Stock being below the exercise price of the options.

NOTE  D -  COMMITMENTS AND CONTINGENCIES

         Reference is made to Note I - Commitments and Contingencies to the Company's Financial Statements for the year ended April 30, 1998, which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

         The Company is a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has ruled in favor of such motions, and granted an extension to September 14, 1998 to answer and/or object to the discovery requests and respond to the requests for admission. The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract.

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

NOTE E - RECENT DEVELOPMENTS

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

NOTE F - SUBSEQUENT EVENTS

         On September 3, 1998 The NASDAQ Stock Market notified the Company of it's intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements of NASDAQ. The Company has also been notified by the Boston Stock Exchange that the Company is no longer in compliance with the minimum shareholders' equity requirements of the Exchange. The Company has requested an oral hearing to appeal these decisions by NASDAQ and the Boston Stock Exchange and to obtain a stay in the delisting process. The Company then intends to take the necessary action to comply with the maintenance requirements of both NASDAQ and the Boston Stock Exchange.

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

         The Company relies on the marketing of its services, by independent telemarketers and independent agents, to generate a significant portion of its revenues. As a result of the economic efficiencies of using independent telemarketers, the Company significantly increased its use of telemarketers during the fiscal year 1998.

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

         The Company intends to expand its marketing activities by continuing the use of independent telemarketers. The Company will also continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and (iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.
                                       7

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                          Three Months Ended
                                               July 31,
                                  -----------------------------------
                                        1998              1997
                                  ------------------ ----------------
Sales                                      100%             100%
Cost of Sales                              67               77
Gross profit                               33               23
Selling, general and                       11               13
  administrative expense
Marketing expenses                          *               19
Depreciation and amortization               4                7
  expense
Interest expense, net                       *                *
Earnings (losses) before income            18                1
  taxes
Net earnings (loss)                        18               15

----------
*Less than 1 percent

         Comparison of Three months ended July 31, 1998 to Three months ended July 31, 1997.


         Sales. The Company's sales were $8,439,363 for the three months ended July 31, 1998 compared to $9,064,998 for the three months ended July 31, 1997, a decrease of $625,635 or 7%. The decrease in sales, was a result of the curtailment of the previous telemarketing campaign and normal attrition of the customer base. These customers were primarily the result of the Company's telemarketing efforts during fiscal year 1998 which added approximately $37.1 million of additional sales for the year. Management believes that the attrition of the customer base is normal for the Industry and expected to continue during fiscal year 1999 but at a lower rate than was experienced during the three months ended July 31, 1998.

         Cost of Sales. Cost of sales was $5,670,291 for the three months ended July 31, 1998 compared to $6,961,188 for the three months ended July 31, 1997, a decrease of $1,290,897 or 19%. As a percentage of sales, cost of sales was 67% for the three months ended July 31, 1998 compared to 77% for the three months ended July 31, 1997. The decrease in cost of sales percentage was a result of the Company being able to better negotiate its buy rate from its carriers.Gross margin was $2,769,072 for the three months ended July 31, 1998 compared to $2,103,810 for the three months ended July 31, 1997, an increase of $665,262 or 32%. As a percentage of sales, gross margin was 33% for the three months ended July 31, 1998 compared to 23% for the three months ended July 31, 1997. Higher gross margin in the current period was due to the increased margins that the Company was able to achieve as a result of the lower buy rate.

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $922,760 for the three months ended July 31, 1998 compared to $1,188,567 for the three months ended July 31, 1997, a decrease of $265,807 or 22%. This decrease in SG&A was primarily due to a non-recurring offset against expenses, improved operating efficiencies and a reduction in staff through outsourcing back office operations as compared to the three months ended July 31, 1997. As a percentage of sales, SG&A for the fiscal years ended April 30, 1998 and 1997 was approximately 11% and 13%, respectively.

         Marketing Expenses. Marketing expenses were $3,000 for the three months ended

July 31, 1998. These initial expenses were incurred as part of a new marketing campaign to sign up customers using independant agents, aligned with affinity based marketing programs. This marketing campaign is expected to produce additional revenues during the second quarter of fiscal year 1999. Marketing expenses were $1,690,000 for the three months ended July 31, 1997. These expenses were incurred as a result of aggressive telemarketing efforts in the three months ended July 31, 1997 and which resulted in increased sales of $4.1 million for the three months ended July 31, 1997. These telemarketing efforts were curtailed in October 1997.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $299,007 for the three months ended July 31, 1998 compared to $633,284 for the three months ended July 31, 1997, a decrease of $334,277 or 53%. As a percentage of sales, depreciation and amortization expense was 4% and 7% for the three months ended July 31, 1998 and 1997, respectively. The significant reduction in depreciation and amortization for the year ended April 30, 1998 was attributable to the use of a rate of 15% and 10% for the second and third years rather than the first year rate of 75%. This was the result of the Company's change in the estimated rate of amortization in the third quarter of the fiscal year ended April 30, 1997 of the AIT customer base due to significant customer attrition.

         Interest Expense Net. Interest expense (net) for the three months ended July 31, 1998 was $3,917 compared to $32,496 for the three months ended July 31, 1997, a decrease of $28,579. The Company currently pays interest on a portion of its payables. Interest expense for the three months ended July 31, 1997 was primarily due to the interest payable on the $5,521,230 loan from Tel-Save in July 1996, which was primarily used to complete the AIT acquisition (the "AIT Loan"). The outstanding AIT loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of Eastern Telecommunications Incorporated.

         Income Taxes. No income tax was provided for the three months ended July 31, 1998 due to anticipated tax versus book deductions in the current fiscal year compared to an income tax benefit of $96,784 for the three months ended July 31, 1997. The tax benefit was a result of the Company's loss for income tax purposes and as a result of certain amortization expenses being not currently deductible.

         Net Income/ (Net Loss). The Company incurred net earnings of $1,540,388, or $0.44 per share, for the three months ended July 31, 1998, as compared to net loss of $1,343,753 for the three months ended July 31, 1997, or $0.39 per share, primarily as a result of the increase in amortization expense.

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

         Net cash provided by operating activities was $571,520 for the three months ended July 31, 1998 as compared to cash used in operating activities of $1,298,064 for the three months ended July 31, 1997. The increase in cash provided by operating activities is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable. No cash was provided from investing activities for the three months ended July 31, 1998, as compared to cash provided from investing activities of $3,693 for the three months ended July 31, 1997. Net cash used in financing activities was $653,599 for the three months ended July 31, 1998 as compared to net cash provided by financing activities for the three months ended July 31, 1997 of $68,654. The increase in cash used in financing activities is primarily attributable to the payment made in regards to the settlement of the

AT&T debt outstanding in July 1998 as well as payments made towards the WorldCom Settlement Amount in terms of the Settlement Agreement. At July 31, 1998, the Company had cash of $221,883.

         In May 1996, the Company entered into an agreement with Gateway American Bank of Florida ("Gateway") pursuant to which it borrowed $50,000 which was repaid in full by April 30, 1998. In August 1996, the Company entered into an agreement with Gateway which, renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matures on September 5, 1998. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of July 31, 1998, an amount of $87,044 was outstanding under this line of credit.

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

Effects of Inflation

         The Company does not believe that inflation has had a significant impact on its operations for the three months ended July 31, 1998 and the three months ended July 31, 1997.

Subsequent Events

         On September 3, 1998 The NASDAQ Stock Market notified the Company of it's intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements of NASDAQ. The Company has also been notified by the Boston Stock Exchange that the Company is no longer in compliance with the minimum shareholders' equity requirements of the Exchange. The Company has requested an oral hearing to appeal these decisions by NASDAQ and the Boston Stock Exchange and to obtain a stay in the delisting process. The Company then intends to take the necessary action to comply with the maintenance requirements of both NASDAQ and the Boston Stock Exchange.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

         The Company is a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has ruled in favor of such motions, and granted an extension to September 14, 1998 to answer and/or object to the discovery requests and respond to the requests for admission. The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract.

         The Company owed AT&T approximately $548,000 under a previously executed settlement agreement relating to certain billing disputes. The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also sought to recover this $612,324 under a separate claim for unpaid tariff charges. The Company answered the complaint and asserted certain counterclaims. These counterclaims included claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. In June 1998 a Settlement Agreement was entered between the parties and payment was made in July 1998 in terms of this Agreement.

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit 27--Financial Data Schedule

         (b)  Reports on Form 8-K

                No reports on Form 8-K were filed for the quarter ended July 31, 1998.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GROUP LONG DISTANCE, INC.


Date:  September 11, 1998           By:  /s/ Gerald M. Dunne, Jr.
                                         ------------------------
                                    Chairman, Chief Executive Officer
                                    and President
                                    (Principal Executive Officer)

Date:  September 11, 1998           By:  /s/ Peter J. Russo
                                         -------------------------
                                    Chief Financial Officer
                                    (Principal Financial Officer)

Date:  September 11, 1998           By:  /s/ Sam D. Hitner
                                         -------------------------
                                    Controller
                                    (Principal Accounting Officer)