Form 10QSB
period 1998-10-31
GROUP LONG DISTANCE INC
filed 1998-12-14
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               ------------------

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                 For the Quarterly period ended October 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.

           For the transition period from ____________ to ____________

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


The number of shares of Common Stock, no par value, outstanding as of December 11, 1998 was 3,502,783.


The number of Redeemable Warrants outstanding as of December 11, 1998 was 1,437,500.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets as of October 31, 1998 (Unaudited) and April 30, 1998.............  1


                       Unaudited Consolidated Statements of Operations for the Six months and Three months ended
                       October 31, 1998 and 1997.....................................................................  2


                       Unaudited Consolidated Statements of Cash Flows for the Six months ended October 31,
                       1998 and 1997.................................................................................  3


                       Notes to Consolidated Financial Statements....................................................  4


            Item 2.    Management's Discussion and Analysis or Plan of Operation.....................................  6


PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings............................................................................. 12


            Item 6.    Exhibits, List and Reports on Form 8-K........................................................ 12


SIGNATURES........................................................................................................... 13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 October 31, 1998 (Unaudited) and April 30, 1998

                                                                                      October 31,      April 30,
                                                                                         1998            1998
                                                                                         ----            ----
                                                                                      (Unaudited)
                                          ASSETS
Current assets
      Cash .......................................................................   $    343,373    $    303,962
      Accounts receivable less allowances for doubtful accounts of $942,000 and
       $572,000 at October 31, 1998 and April 30, 1998, respectively .............      2,365,620       8,478,598
      Deferred tax assets ........................................................             --              --
      Prepaid expenses and other current assets ..................................         42,776          98,710
                                                                                     ------------    ------------

                                                                                        2,751,769       8,881,270

Property and equipment, net ......................................................         70,511          94,771
Customer and acquisition costs, net ..............................................        399,367         937,484
                                                                                     ------------    ------------

           Total assets ..........................................................   $  3,221,647    $  9,913,525
                                                                                     ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Line of Credit .............................................................   $     87,044    $     87,044
      Accounts payable ...........................................................      5,159,935      15,816,506
      Taxes Payable ..............................................................        300,000              --
      Accrued expenses and other liabilities .....................................      2,309,019         632,600
      Current portion of long-term debt ..........................................        460,740       1,196,882
                                                                                     ------------    ------------

                                                                                        8,316,738      17,733,032
Long-term debt, net of current portion ...........................................          1,698         112,280
                                                                                     ------------    ------------
           Total liabilities .....................................................      8,318,436      17,845,312

Stockholders' equity
      Preferred stock, no par value, 2,000,000 shares authorized; no shares issued
       and outstanding ...........................................................             --              --
      Common stock, no par value, 12,000,000 shares authorized; 3,502,783 shares
       issued and outstanding as of October 31, 1998 and April 30, 1998 ..........             --              --
      Additional paid-in capital .................................................      5,913,988       5,913,988
      Accumulated deficit ........................................................    (11,010,777)    (13,845,775)
                                                                                     ------------    ------------

           Total stockholders' equity ............................................     (5,096,789)     (7,931,787)
                                                                                     ------------    ------------

           Total liabilities and stockholders' equity ............................   $  3,221,647    $  9,913,525
                                                                                     ============    ============



        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

                                                         Six Months                  Three Months
                                                      Ended October 31,            Ended October 31,
                                                     -------------------          ------------------
                                                     1998           1997          1998          1997
                                                     ----           ----          ----          ----
Sales .........................................   $15,903,169   $25,478,448   $ 7,463,806   $16,413,450
Cost of Sales .................................    10,087,693    18,222,422     4,417,402    11,261,234
                                                  -----------   -----------   -----------   -----------

           Gross Profit .......................     5,815,476     7,256,026     3,046,404     5,152,216
Other Income, net .............................            --    13,417,657            --    13,417,657
                                                  -----------   -----------   -----------   -----------

      Income from operations ..................     5,815,476    20,673,683     3,046,404    18,569,873
Selling, general and administrative expenses ..     1,930,362     3,900,391     1,007,602     2,711,824
Marketing Expenses ............................       134,692     9,097,351       131,692     7,407,351
Depreciation and amortization .................       562,378     1,314,745       263,371       681,461
                                                  -----------   -----------   -----------   -----------

      Earnings from operations ................     3,188,044     6,361,196     1,643,739     7,769,237
Interest expense, net .........................        53,046       195,286        49,129       162,790
                                                  -----------   -----------   -----------   -----------

      Earnings before income taxes ............     3,134,998     6,165,910     1,594,610     7,606,447
Income tax expense ............................       300,000     2,726,719       300,000     2,823,503
                                                  -----------   -----------   -----------   -----------

           Net earnings .......................   $ 2,834,998   $ 3,439,191   $ 1,294,610   $ 4,782,944
                                                  ===========   ===========   ===========   ===========

Earnings per common and common equivalent
  share .......................................   $      0.81   $      0.99   $      0.37   $      1.37
                                                  ===========   ===========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended October 31, 1998 and 1997

                                                                                            Six Months Ended
                                                                                               October 31,
                                                                                          --------------------
                                                                                          1998            1997
                                                                                          ----            ----
Cash flows from operating activities
      Net earnings ...............................................................   $  2,834,998     $ 3,439,191
Adjustments to reconcile net earnings to net cash provided by operating activities
      Depreciation and amortization ..............................................        562,378       1,314,745
      Provision for bad debts ....................................................        808,067       1,519,848
      Gain on sale of investments ................................................             --     (13,417,657)
Changes in assets and liabilities
      Decrease (Increase) in accounts receivable .................................      5,304,912     (12,069,372)
      Decrease in notes receivable ...............................................             --          14,133
      Increase in deferred tax asset .............................................             --        (113,613)
      Decrease (Increase) in prepaid expenses and other current assets ...........         55,934     (13,067,979)
      Increase in prepaid expenses, net of current portion .......................             --      (2,990,000)
      (Decrease) Increase in accounts payable ....................................    (10,707,875)     19,976,800
      Increase in taxes payable ..................................................        300,000       2,841,699
      Increase in accrued expenses and other liabilities .........................      1,676,419             300
                                                                                     ------------     -----------

           Net cash provided by (used in) operating activities ...................        834,833     (12,551,905)
                                                                                     ------------     -----------
Cash flows from investing activities
      Acquisitions of property and equipment .....................................             --          86,207
      Purchase of investments ....................................................             --      (5,495,760)
      Acquisitions of customer bases .............................................             --        (600,000)
      Proceeds from sale of investments ..........................................             --      26,622,553
      Decrease in other assets ...................................................             --          10,680
                                                                                     ------------     -----------

           Net cash provided by investing activities .............................             --      20,623,680
                                                                                     ------------     -----------
Cash flows from financing activities
      Net borrowings under line of credit agreement ..............................             --          82,000
      Principal repayments of long-term debt .....................................       (795,422)     (9,769,779)
      Proceeds from the sale of common stock and warrants ........................             --          65,169
      Principal repayments of capital lease obligations ..........................             --         (28,114)
                                                                                     ------------     -----------

           Net cash used in financing activities .................................       (795,422)     (9,650,724)
                                                                                     ------------     -----------
Net increase (decrease) in cash ..................................................         39,411      (1,578,949)

Cash at beginning of year ........................................................        303,962       1,977,546
                                                                                     ------------     -----------

Cash at end of year ..............................................................   $    343,373     $   398,597
                                                                                     ============     ===========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

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

NOTE B--FORMATION AND OPERATIONS OF THE COMPANY

      In November 1995, Group Long Distance, Inc. (the "Company") (which was originally incorporated in October 1990) merged into Second ITC Corporation, the surviving corporation, whose name was changed to Group Long Distance, Inc. The existing stockholders of Group Long Distance, Inc. retained 94% of the issued and outstanding stock of the merged company. For accounting purposes, the acquisition has been treated as a recapitalization of Group Long Distance, Inc. with Group Long Distance, Inc. as the acquired company (reverse acquisition), and the financial statements of Group Long Distance, Inc. are considered to be the financial statements of the Company. Historical stockholders' equity of Group Long Distance, Inc. prior to the merger has been retroactively restated.

      Group Long Distance, Inc. is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save.com Inc. ("Tel-Save"). The Company is dependent on its long distance carrier and numerous regional and local telephone companies to provide its services and products. The Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 96%, 74% and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively.

NOTE C--INCREASE IN STOCK OPTION PLAN

      On July 2, 1998, the Company's Board of Directors amended the exercise price for 434,000 of 452,000 unexercised options granted under the Company's 1996 Stock Option Plan from $5.0625 to $1.375. Such a change in purchase price was a result of the trading price of the Company's Common Stock being below the exercise price of the options.

       On July 2, 1998 the Company's Board of Directors granted 148,000 options to purchase shares of common stock to various directors, officers and employees at $1.375 a share.

       On July 2, 1998 the Board of Directors approved an increase of 350,000 in the number of options granted in terms of the Stock Option Plan. This increase was approved at the Annual Meeting of Stockholders held on October 9, 1998.

      On October 9, 1998 the Board of Directors granted 247,000 options to purchase shares of common stock to various directors, officers and employees at $0.50 a share.

NOTE D--COMMITMENTS AND CONTINGENCIES

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

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


NOTE D--COMMITMENTS AND CONTINGENCIES--(Concluded)


      The Company is a defendant in a civil action styled Group Discount Dialing
v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on January 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has ruled in favor of such motions, and the Company was granted an extension to September 14, 1998 to answer and/or object to the discovery requests and respond to the requests for admission. The Company has filed all the necessary documents with the Court and now awaits upon Group Discount Dialing producing documentation as requested by the Company. In addition, Counsel for Group Discount Dialing has filed a motion to withdraw as counsel for the plaintiff, but no decision has been reached as yet.

      The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract. On October 15, 1998 the court agreed to an amendment joining Kenneth W. Kasek and Mindy Millman to this action (collectively "GDD"). On December 1, 1998 the Court requested that GDD file by December 15, 1998 answers to all interrogatories and Requests for Production. The Company intends to aggressively litigate this action in order to reach a conclusion of this suit within the current fiscal year.

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


NOTE E--SUBSEQUENT EVENTS

      On September 3, 1998, the NASDAQ Stock Market ( "NASDAQ") notified the Company of its intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements. The Company had also been notified by the Boston Stock Exchange on September 4, 1998 that the Company was no longer in compliance with the minimum shareholders' equity requirements of this exchange. The Company was then notified that it had been delisted by the Boston Stock Exchange on October 30, 1998, a decision the Company does not intend to appeal. The Company attended an oral hearing in Washington, D.C. to appeal this decision by NASDAQ on October 30, 1998 and the Company's application for a hearing resulted in an automatic stay in the delisting process. On December 2, 1998 the Company was notified by NASDAQ, that they had decided to delist the Company's securities from the Stock Market effective close of business on December 2, 1998. The Company has appealed this decision, although such an appeal will not operate as a stay of this delisting decision. The Company's securities are being traded on the over-the-counter Bulletin Board.

      On December 3, 1998 the Company filed a FORM 8-K with the Securities and Exchange Commission relating to the delisting.

      On November 12, 1998, the Company and STAR Telecommunications, Inc. ("STAR") executed a Letter of Intent, which provides, amongst other things, for the acquisition by STAR of all or substantially all of the outstanding securities of the Company at a purchase price of $3,700,000, plus an amount equal to 85 percent of the Company's Accounts Receivable, net of billing costs, aged less than sixty days, less certain liabilities and/or payables (approximately $1.2 million). The transaction has been approved by both the Company's and STAR's board of directors and is still contingent on approval by the Company's stockholders and other customary conditions, and is expected to close by year end.

      On November 17, 1998 the Company filed a FORM 8-K with the Securities Exchange Commission relating to this transaction.

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

Overview

      Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save. The Company is dependent on its long distance carrier and numerous regional and local telephone companies to provide its services and products. The Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 96%, 74% and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively.

      To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the years ended April 30, 1998 and April 30, 1997, such commitments aggregated approximately $36,000,000 and $8,600,000, respectively. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers.

      In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its work force from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs with the direct intention of improving customer service.

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

      In a further effort to improve efficiencies, the Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements have improved billing efficiencies and increased collections and customer retention, however, there can be no assurance that such improved efficiencies, collections and customer retention will continue in the future.

      The Company's operating results are significantly affected by customer attrition rates. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment.

      In connection with the acquisition of Adventures-in-Telecom, Inc. ("AIT") in October 1996, the Company acquired a customer base of approximately 30,000 small businesses and recorded an asset of approximately $6.6 million at October 31, 1996, of which $5.6 million (net of receivables and marketing advances) was to be amortized, over a five-year period. In December 1996, due to significant attrition in the AIT customer base, the Company accelerated the amortization of the acquisition costs of such base to the rate of 75% for the first year (approximately $3,888,700) which had a material adverse effect on the Company's operating results for the fiscal year ended April 30, 1997. The Company amortized the remaining balance of customer acquisition costs of approximately $1,730,000 at a rate of 15% and 10%, respectively, over the second and third years after such acquisition. For the year ended April 30, 1998, the company amortized approximately $1,131,200 with approximately $598,700 to be amortized during the 1999 fiscal year.

      The Company's ability to continue and to expand its operations is dependent upon the Company's ability to maintain satisfactory relationships with existing carriers, independent telemarketers and agents and establish relationships with additional carriers, independent telemarketers and agents.

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

      In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. See "Subsequent Events".

      The Company intends to continue its marketing activities by continuing the use of independent telemarketers. The Company also intends to continue to (i) develop strategic marketing relationships, (ii) regularly evaluate possible acquisition opportunities, and (iii) improve operating and network efficiencies. The Company's ability to achieve these objectives will be affected by, and to a certain extent dependent on, many factors that are beyond the control of the Company. Thus, no assurance can be given that such objectives can be or will be achieved.

Results of Operations

      The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                 Six Months Ended     Three Months Ended
                                                    October 31,           October 31,
                                                    -----------           -----------
                                                   1998     1997         1998     1997
                                                   ----     ----         ----     ----
Sales .........................................    100%     100%         100%     100%
Cost of Sales .................................     63       72           59       69
Gross profit ..................................     37       28           41       31
Other Income, net .............................     --       53           --       82
Selling, general and administrative expense ...     12       15           13       17
Marketing expenses ............................      1       36            2       45
Depreciation and amortization expense .........      4        5            4        4
Interest expense, net .........................      *        1            1        1
Earnings before income taxes ..................     20       24           21       46
Income tax expense ............................      2       11            4       17
Net earnings ..................................     18       13           17       29

---------------------
* Less than 1 percent

      Comparison of Six months ended October 31, 1998 to Six months ended October 31, 1997 and of Three months ended October 31, 1998 to Three months ended October 31, 1997.

      Sales. The Company's sales were $15,903,169 for the six months ended October 31, 1998 compared to $25,478,448 for the six months ended October 31, 1997, a decrease of $9,575,279 or 38%. Sales for the three months ended October 31, 1998 and October 31, 1997 were $7,463,806 and $16,413,450, respectively. The decrease in sales, was a result of the curtailment of the previous telemarketing campaign and normal attrition of the customer base. These customers were primarily the result of the Company's telemarketing efforts during fiscal year 1998 which added approximately $37.1 million of additional sales for the year. Management believes that the attrition of the customer base is normal for the Industry and expected to continue during fiscal year 1999 but at a lower rate than was experienced during the first three months of fiscal year 1999. Sales for the three months ended October 31, 1998 were slightly lower than those reported for the three months ended July 31, 1998, indicating a lower rate of attrition.

      Cost of Sales. Cost of sales was $10,087,693 for the six months ended October 31, 1998 compared to $18,222,422 for the six months ended October 31, 1997, a decrease of $8,134,729 or 45%. As a percentage of sales, cost of sales was 63% and 72% for the six months ended October 31, 1998 and October 31, 1997, respectively. Cost of sales for the three months ended October 31, 1998 and October 31, 1997 were $4,417,402 and $11,261,234, respectively. The decrease in cost of sales between comparative periods was due to the increase in sales from the telemarketing campaign in the first half of the previous fiscal year, as well as the result of the Company being able to better negotiate its buy rate from its carriers. Gross profit was $5,815,476 for the six months ended October 31, 1998 compared to $7,256,026 for the six months ended October 31, 1997, a decrease of $1,440,550 or 20%. As a percentage of sales, gross profit was 37% and 28% for the six months ended October 31, 1998 and October 31, 1997, respectively. Gross profit was $3,046,404 for the three months ended October 31, 1998 compared to $5,152,216 for the three months ended October 31, 1997, a decrease of $2,105,812 or 41%. As a percentage of sales, gross profit was 41% and 31% for the three months ended October 31, 1998 and October 31, 1997, respectively. The increase in gross profit percentages in both the six month period ended October 31, 1998 and three month period ended October 31, 1998 was due to improved margins on the remaining customer base and the lower buy rate from the carrier.

      Other Income, Net. For the six months ended October 31, 1997 Other
Income, was a direct result of the profit on sale of Tel-Save stock, being $13,417,657 (excluding taxation). This profit on sale arose as a result of the private sale of 1,347,000 shares of common stock of Tel-Save at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million. The Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at an average exercise price of $4.08 per share in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ("ETI").

      Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,930,362 for the six months ended October 31, 1998 compared to $3,900,391 for the six months ended October 31, 1997, a decrease of $1,970,029 or 51%. This decrease in SG&A was due to reduced sales, lower commissions payable and improved operating efficiencies as compared to the six months ended

October 31, 1997. Selling, general and administrative expenses were $1,007,602 for the three months ended October 31, 1998 compared to $2,711,824 for the three months ended October 31, 1997, a decrease of $1,704,222 or 63%. As a percentage of sales, SG&A for the six months ended October 31, 1998 and 1997 was approximately 12% and 15%, respectively. For the three months ended October 31, 1998 and 1997, SG&A as a percentage of sales was approximately 13% and 17%, respectively. This decrease was due to a reduction in costs as a result of lower sales and improved operating efficiencies.

      Marketing Expenses. Marketing expenses were $134,692 for the six months ended October 31, 1998 as against $9,097,351 for the six months ended October 31, 1997. For the three months ended October 31, 1998 and 1997, marketing expenses were $131,692 and $7,407,351, respectively. These marketing expenses during fiscal year 1999 were incurred as part of a new marketing campaign to sign up customers using independant agents, aligned with affinity based marketing programs. This marketing campaign is expected to produce additional revenues during the third quarter of fiscal year 1999. For the six months ended October 31, 1997 these expenses were incurred as a result of increased telemarketing efforts and which resulted in increased sales of approximately $15.6 million for the six months ended October 31, 1997.

      Depreciation and Amortization Expense. Depreciation and amortization expense was $562,378 for the six months ended October 31, 1998 compared to $1,314,745 for the six months ended October 31, 1997, a decrease of $752,367 or 57%. The significant reduction in depreciation and amortization for the year ended April 30, 1998 was attributable to the use of an amortization rate of 15% and 10% for the second and third years rather than the first year rate of 75%. This was the result of the Company's change in the estimated rate of amortization in the third quarter of the fiscal year ended April 30, 1997 of the AIT customer base due to significant customer attrition. Depreciation and amortization expense was $263,371 for the three months ended October 31, 1998 compared to $681,461 for the three months ended October 31, 1997. As a percentage of sales, depreciation and amortization expense was approximately 4% and 5% for the six months ended October 31, 1998 and October 31, 1997, respectively. For the three months ended October 31, 1998 and 1997, as a percentage of sales, depreciation and amortization expense was a constant 4%, respectively.

      Interest Expense Net. Interest expense (net) for the six months ended October 31, 1998 was $53,046 compared to $195,286 for the six months ended October 31, 1997, a decrease of $142,240 or 73%. Interest expense (net) for the three months ended October 31, 1998 was $49,129 compared to $162,790 for the three months ended October 31, 1997, a decrease of $113,661 or 70%. The interest expense for the six months and three months ended October 31, 1998 primarily related to interest paid on the WorldCom Note and for the six months and three months ended October 31, 1997 was primarily due to the $5,521,230 loan from Tel-Save in July 1996, which was primarily used to complete the AIT acquisition. The outstanding loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of ETI.

      Income Taxes. Income tax expense was provided for the six months ended October 31, 1998 of $300,000 compared to $2,726,719 for the six months ended October 31, 1997. The decrease in the income tax provision for the six months ended October 31, 1998 is as a result of anticipated tax versus book deductions.

      Net Earnings. The Company had net earnings of $2,834,998, or net earnings of $0.81 per share, for the six months ended October 31, 1998, as compared to net earnings of $3,439,191, or $0.99 per share, for the six months ended October 31, 1997. For the three months ended October 31, 1998 and 1997, net earnings were $1,294,610 or $0.37 per share and $4,782,944 or $1.37 per share, respectively. The decrease in net earnings during the six months ended October 31, 1998 was as a result of the one time gain on the sale of the Tel-Save common stock offset by telemarketing expenses used to attract new customers during the six months ended October 31, 1997. Although the Company experienced reduced sales during the six months ended October 31, 1998 the improved gross margin and reduced operating expenses together accounted for an extremely profitable six month period ended October 31, 1998.

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

      Net cash provided by operating activities was $834,833 for the six months ended October 31, 1998 as compared to cash used in operating activities of $12,551,905 for the six months ended October 31, 1997. The cash provided by operating activities for the six months ended October 31, 1998 is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable as a result of repayment of debt. For the six months ended October 31, 1997 the cash used in operating activities is primarily attributable to the gain on sale of investments of $13,417,657, proceeds of which are reflected in cash flows from investing activities. No cash was provided from investing activities for the six months ended October 31, 1998, as compared to cash provided by investing activities of $20,623,680 for the six months ended October 31, 1997. The cash provided by investing activities was primarily attributable to the ETI acquisition and the resultant sale of the Tel-Save common shares. Net cash used in financing activities was $795,422 for the six months ended October 31, 1998 as compared to $9,650,724 for the six months ended October 31, 1997. The cash used in financing activities for the six months ended October 31, 1998 is primarily attributable to the payment made in regards to the settlement of the AT&T debt outstanding in July 1998 as well as payments made towards the WorldCom Settlement Amount in terms of the Settlement Agreement. For the six months ended October 31, 1997 the cash used in financing activities was primarily attributable to paying down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of AIT and marketing expenses incurred in connection with the Company's telemarketing efforts during the 1998 fiscal year. At October 31, 1998, the Company had cash of $343,373.

       In August 1996, the Company entered into an agreement with Gateway American Bank which, renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matured on September 5, 1998. This was subsequently renewed to January 4, 1999. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of October 31, 1998, an amount of $87,044 was outstanding under this line of credit.

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

      In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. See "Subsequent Events".

Effects of Inflation

      The Company does not believe that inflation has had a significant impact on its operations for the six months and three months ended October 31, 1998 and the six months and three months ended October 31, 1997.

Subsequent Events

      On September 3, 1998, the NASDAQ Stock Market ("NASDAQ") notified the Company of its intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements. The Company had also been notified by the Boston Stock Exchange on September 4, 1998 that the Company was no longer in compliance with the minimum shareholders' equity requirements of this exchange. The Company was then notified that it had been delisted by the Boston Stock Exchange on October 30, 1998, a decision the Company does not intend to appeal. The Company attended an oral hearing in Washington, D.C. to appeal this decision by NASDAQ on October 30, 1998 and the Company's application for a hearing resulted in an automatic stay in the delisting process. On December 2, 1998 the Company was notified by NASDAQ, that they had decided to delist the Company's securities from the Stock Market effective close of business on December 2, 1998. The Company has appealed this decision, although such an appeal will not operate as a stay of this delisting decision. The Company's securities are being traded on the over-the-counter Bulletin Board.

      On December 3, 1998 the Company filed a FORM 8-K with the Securities and Exchange Commission relating to the delisting.

      On November 12, 1998, the Company and STAR Telecommunications Inc. ("STAR") executed a Letter of Intent, which provides, amongst other things, for the acquisition by STAR of all or substantially all of the outstanding securities of the Company at a purchase price of $3,700,000, plus an amount equal to 85 percent of the Company's Accounts Receivable, net of billing costs, aged less than sixty days, less certain liabilities and/or payables (approximately $1.2 million). The transaction has been approved by both the Company's and STAR's board of directors and is still contingent on approval by the Company's stockholders and other customary conditions, and is expected to close by year end.

      On November 17, 1998 the Company filed a FORM 8-K with the Securities Exchange Commission relating to this transaction.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

      The Company is a defendant in a civil action styled Group Discount Dialing
v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000 as damages. On October 7, 1997, a default for failure to plead was entered against the Company. The Company filed a motion to open default on November 5, 1997, which was never acted upon by the court. On December 12, 1997, the case was dismissed due to the failure by Group Discount Dialing to take the steps necessary to secure a judgement, but was reopened on October 22, 1998. Group Discount Dialing subsequently filed a motion for hearing on damages. In response to such motion, the Company filed various motions, including a motion for the extension of time to respond to plaintiff's interrogatories and filed a counterclaim, asserting breach of contract by Group Discount Dialing. The Court has ruled in favor of such motions, and the Company was granted an extension to September 14, 1998 to answer and/or object to the discovery requests and respond to the requests for admission. The Company has filed all the necessary documents with the Court and now awaits upon Group Discount Dialing producing documentation as requested by the Company. In addition, Counsel for Group Discount Dialing has filed a motion to withdraw as counsel for the plaintiff, but no decision has been reached as yet.

       The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract. On October 15, 1998 the court agreed to an amendment joining Kenneth W. Kasek and Mindy Millman to this action (collectively "GDD"). On December 1, 1998 the Court requested that GDD file by December 15, 1998 answers to all interrogatories and Requests for Production. The Company intends to aggressively litigate this action in order to reach a conclusion of this suit within the current fiscal year.

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

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

          (a) Exhibit 27--Financial Data Schedule

          (b) Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended October 31, 1998.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               GROUP LONG DISTANCE, INC.


               Signature                                  Title                                      Date
               ---------                                  -----                                      ----
     By: /s/ GERALD M. DUNNE, JR.           Chairman, Chief Executive Officer                 December 14, 1998
         --------------------------         and President
             Gerald M. Dunne, Jr.           (Principal Executive Officer)

     By: /s/ PETER J. RUSSO                 Chief Financial Officer                           December 14, 1998
         --------------------------         (Principal Financial Officer)
             Peter J. Russo

     By: /s/ SAM D. HITNER                  Controller                                        December 14, 1998
         --------------------------         (Principal Accounting Officer)
             Sam D. Hitner