Form 10QSB
period 1999-01-31
GROUP LONG DISTANCE INC
filed 1999-03-17
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                               -------------------

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                 For the Quarterly period ended January 31, 1999

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

The number of shares of Common Stock, no par value, outstanding as of March 12, 1999 was 3,502,783.

The number of Redeemable Warrants outstanding as of March 12, 1999 was 1,437,500.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                           Page
                                                                                                          Number
                                                                                                          ------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets as of January 31, 1999 (Unaudited) and April 30,
                       1998............................................................................      1

                       Unaudited Consolidated Statements of Operations for the Nine months and
                       Three months ended January 31, 1999 and 1998....................................      2

                       Unaudited Consolidated Statements of Cash Flows for the Nine months ended
                       January 31, 1999 and 1998.......................................................      3

                       Notes to Consolidated Financial Statements......................................      4

            Item 2.    Management's Discussion and Analysis or Plan of Operation.......................      7

PART II.    OTHER INFORMATION

            Item 1.    Legal Proceedings...............................................................     12

            Item 6.    Exhibits, List and Reports on Form 8-K..........................................     12

SIGNATURES.............................................................................................     13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 January 31, 1999 (Unaudited) and April 30, 1998

                                                                                January 31,       April 30,
                                                                                   1999              1998
                                                                                   ----              ----
                                                                                (Unaudited)
                                     ASSETS
Current assets
     Cash ...................................................................   $    647,762    $    303,962
     Accounts receivable less allowances for doubtful accounts of $748,000 ..      1,477,494       8,478,598
      and $572,000 at January 31, 1999 and April 30, 1998, respectively .....
     Deferred tax assets ....................................................             --              --
     Prepaid expenses and other current assets ..............................         12,978          98,710
                                                                                ------------    ------------
                                                                                   2,138,234       8,881,270
Property and equipment, net .................................................         61,385          94,771
Customer and acquisition costs, net .........................................        199,579         937,484
                                                                                ------------    ------------
         Total assets .......................................................   $  2,399,198    $  9,913,525
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Line of Credit .........................................................   $     87,044    $     87,044
     Accounts payable .......................................................      2,329,893      15,816,506
     Taxes Payable ..........................................................        933,854              --
     Accrued expenses and other liabilities .................................      2,258,013         632,600
     Current portion of long-term debt ......................................        301,458       1,196,882
                                                                                ------------    ------------
                                                                                   5,910,262      17,733,032
Long-term debt, net of current portion ......................................             --         112,280
                                                                                ------------    ------------
         Total liabilities ..................................................      5,910,262      17,845,312
Stockholders' equity
     Preferred stock, no par value, 2,000,000 shares authorized; no shares
      issued and outstanding ................................................             --              --
     Common stock, no par value, 12,000,000 shares authorized; 3,502,783 shares issued and outstanding as of January 31, 1999 and April 30,
      1998 ..................................................................             --              --
     Additional paid-in capital .............................................      5,913,988       5,913,988
     Accumulated deficit ....................................................     (9,425,052)    (13,845,775)
                                                                                ------------    ------------
         Total stockholders' equity .........................................     (3,511,064)     (7,931,787)
                                                                                ------------    ------------
         Total liabilities and stockholders' equity .........................   $  2,399,198    $  9,913,525
                                                                                ============    ============

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
      For the Nine Months and Three Months Ended January 31, 1999 and 1998

                                                        Nine Months                  Three Months
                                                     Ended January 31,             Ended January 31,
                                                   --------------------           -------------------
                                                   1999            1998           1999           1998
                                                   ----            ----           ----           ----
Sales ......................................   $ 21,312,008   $ 41,562,858   $  5,408,839   $ 16,084,410
Cost of Sales ..............................     12,922,067     29,205,126      2,834,374     10,982,704
                                               ------------   ------------   ------------   ------------
      Gross Profit .........................      8,389,941     12,357,732      2,574,465      5,101,706
Other Income, net ..........................             --     13,417,657             --             --
                                               ------------   ------------   ------------   ------------
      Income from operations ...............      8,389,941     25,775,389      2,574,465      5,101,706
Selling, general and administrative
  expenses .................................      2,180,276      5,661,805        249,914      1,761,414
Marketing Expenses .........................        134,692     15,404,923             --      6,307,572
Depreciation and amortization ..............        771,262      1,739,236        208,884        424,491
                                               ------------   ------------   ------------   ------------
      Earnings from operations .............      5,303,711      2,969,425      2,115,667     (3,391,771)
Interest expense, net ......................         82,989        294,600         29,943         99,314
                                               ------------   ------------   ------------   ------------
      Earnings before income taxes .........      5,220,722      2,674,825      2,085,724     (3,491,085)
Income tax expense .........................        800,000      2,005,583        500,000       (721,136)
                                               ------------   ------------   ------------   ------------
      Net earnings .........................   $  4,420,722   $    669,242   $  1,585,724   $ (2,769,949)
                                               ------------   ------------   ------------   ------------
Earnings per common and common equivalent
   share ...................................   $       1.26   $       0.19   $       0.45   $      (0.80)
                                               ============   ============   ============   ============

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months ended January 31, 1999 and 1998

                                                                                Nine months ended
                                                                                    January 31,
                                                                              ---------------------
                                                                              1999             1998
                                                                              ----             ----
Cash flows from operating activities
      Net earnings ...................................................   $  4,420,722    $    669,242
Adjustments to reconcile earnings to net cash provided by operating activities
      Depreciation and amortization ..................................        771,292       1,739,236
      Provision for bad debts ........................................        240,371       2,529,400
      Gain on sale of investments ....................................             --              --
Changes in assets and liabilities
      Gain on sale of investments ....................................             --     (13,417,657)
      Decrease (Increase) in accounts receivable .....................      6,031,100     (14,929,592)
      Decrease in notes receivable ...................................             --          32,261
      Increase in deferred tax asset .................................             --         (22,973)
      Decrease (Increase) in prepaid expenses and other current
        assets .......................................................         85,732      (9,346,168)
      Increase in prepaid expenses, net of current portion ...........             --      (1,495,000)
      (Decrease) Increase in accounts payable ........................    (13,486,614)     19,595,039
      Increase in taxes payable ......................................        933,854       2,028,556
      Increase (Decrease) in accrued expenses and other liabilities ..      2,355,047         (78,306)
                                                                         ------------    ------------
           Net cash provided by (used in) operating activities .......      1,351,504     (12,695,962)
                                                                         ------------    ------------
Cash flows from investing activities
      Acquisitions of property and equipment .........................             --          80,207
      Purchase of investments ........................................             --      (5,495,760)
      Acquisitions of customer bases .................................             --        (600,000)
      Proceeds from sale of investments ..............................             --      26,622,553
      Decrease in other assets .......................................             --          19,846
                                                                         ------------    ------------
           Net cash provided by investing activities .................             --      20,626,846
                                                                         ------------    ------------
Cash flows from financing activities
      Net borrowings under line of credit agreement ..................             --          83,348
      Principal repayments of long-term debt .........................     (1,007,704)     (9,791,498)
      Proceeds from the sale of common stock and warrants ............             --          65,169
      Principal repayments of capital lease obligations ..............             --         (28,114)
                                                                         ------------    ------------
           Net cash used in financing activities .....................     (1,007,704)     (9,671,095)
                                                                         ------------    ------------
Net increase (decrease) in cash ......................................        343,800      (1,740,211)
Cash at beginning of year ............................................        303,962       1,977,546
                                                                         ------------    ------------
Cash at end of year ..................................................   $    647,762    $    237,335
                                                                         ============    ============

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 1999.

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

     Group Long Distance, Inc. is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save.com, Inc. ("Tel-Save"). The Company is dependent on its long distance carrier and numerous regional and local telephone companies to provide its services and products. The Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 96%, 74% and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively and 100% of the revenues for the current fiscal year.

NOTE C--INCREASE IN STOCK OPTION PLAN

     On July 2, 1998, the Company's Board of Directors amended the exercise price for 434,000 of 452,000 unexercised options granted under the Company's 1996 Stock Option Plan from $5.0625 to $1.375. Such a change in exercise price was a result of the trading price of the Company's Common Stock being below the exercise price of the options.

     On July 2, 1998 the Company's Board of Directors granted 148,000 options to purchase shares of common stock to various directors, officers and employees at $1.375 a share.

     On July 2, 1998 the Board of Directors approved an increase of 350,000 in the number of options available for grant under the terms of the Stock Option Plan. This increase was approved at the Annual Meeting of Stockholders held on October 9, 1998.

     On October 9, 1998 the Board of Directors granted 247,000 options to purchase shares of common stock to various directors, officers and employees at $0.50 a share.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

NOTE D--COMMITMENTS AND CONTINGENCIES

     Reference is made to Note I--Commitments and Contingencies to the Company's Financial Statements for the year ended April 30, 1998, which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

     The Company is a defendant in a civil action styled Group Discount Dialing
v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000, subsequently reduced to $250,000 as damages. Both parties have filed documentation and are awaiting a ruling by the court.

     The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract. On October 15, 1998 the court agreed to an amendment joining Kenneth W. Kasek and Mindy Millman to this action (collectively "GDD"). All settlement efforts have failed thus far, with Defendants rejecting an offer by the Company to mutually dismiss all claims and put an end to the dispute with no further consideration exchanged. The Company now intends to aggressively litigate this action in order to reach a conclusion of this suit expeditiously.

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

NOTE E--RECENT DEVELOPMENTS

     On September 3, 1998, the NASDAQ Stock Market ("NASDAQ") notified the Company of its intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements. The Company was also notified by the Boston Stock Exchange on September 4, 1998 that the Company was no longer in compliance with the minimum shareholders' equity requirements of this exchange. The Company was then notified that it had been delisted by the Boston Stock Exchange on October 30, 1998, a decision the Company does not intend to appeal. The Company attended an oral hearing in Washington, D.C. to appeal this decision by NASDAQ on October 30, 1998 and the Company's application for a hearing resulted in an automatic stay in the delisting process. On December 2, 1998 the Company was notified by NASDAQ, that they had decided to delist the Company's securities from the Stock Market effective close of business on December 2, 1998. The Company has appealed this decision, and the Company's securities are currently traded on the over-the-counter Bulletin Board.

     On December 3, 1998 the Company filed a FORM 8-K with the Securities and Exchange Commission relating to the delisting.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

NOTE E--RECENT DEVELOPMENTS--(Continued)

     On November 12, 1998, the Company and STAR Telecommunications, Inc. ("STAR") executed a Letter of Intent, which provided, amongst other things, for the acquisition by STAR of all or substantially all of the outstanding securities of the Company at a purchase price of $3,700,000, plus an amount equal to 85 percent of the Company's Accounts Receivable, net of billing costs, aged less than sixty days, less certain liabilities and/or payables (approximately $1.2 million). The transaction was also subject to approval by both the Company's and STAR's board of directors. In December 1998, the Letter of Intent expired and no further discussions have taken place.

     On November 17, 1998 the Company filed a FORM 8-K with the Securities Exchange Commission relating to the Star Letter of Intent to acquire the Company.

     On January 23, 1999 the agreement terminated between the Company and Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options. The Company continues to explore strategic opportunities, partnerships, business combinations and commercial advisory arrangements. Certain of these options may involve the Company selling all or substantially all of its assets or capital stock.

NOTE F--SUBSEQUENT EVENTS

     On February 2, 1999 the Company made a payment of $250,000 to WorldCom as full and final settlement of all amounts owed under the Settlement Agreement. Subsequent to January 31, 1999, the Company also paid certain Accounts Payable of $150,000 and repaid the line of credit of $87,044 and a Note outstanding of $26,458 plus interest.

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

Overview

     Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as Tel-Save.com, Inc., ("Tel-Save"). The Company is dependent on its long distance carrier and numerous regional and local telephone companies to provide its services and products. The Company's revenues are derived from calls routed through Tel-Save. Such revenues represented 96%, 74% and 61% of total revenues for the years ended April 30, 1998, 1997 and 1996, respectively and 100% of the revenues in the current fiscal year.

     To obtain favorable rates from its carriers, the Company has committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. For the years ended April 30, 1998 and April 30, 1997, such commitments aggregated approximately $36,000,000 and $8,600,000, respectively. Failure to satisfy volume purchase commitment or price increases by carriers could materially adversely affect the Company's future operating results. The Company periodically renegotiates its volume commitments with its carriers. While to date the Company has not incurred any volume shortfall charges, there is no certainty that this will continue in the future.

     In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its work force from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs with the direct intention of improving customer service.

     The Company has relied on the marketing of its services, by independent telemarketers and independent agents, to generate a significant portion of its revenues. As a result of the economic efficiencies of using independent telemarketers, the Company significantly increased its use of telemarketers during the fiscal year 1998. Since November 1997, the Company has curtailed its telemarketing activities.

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

     The Company operates in a highly fragmented segment of the telecommunications industry and has historically expanded its operations through the acquisition of customer bases. Except as otherwise disclosed herein, the Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition or merger. There can be no assurance that the Company will ultimately effect any acquisition or be acquired itself (Refer "Subsequent Events"), that the Company will not experience increased customer attrition as a result of any acquisition, that the Company be able to successfully integrate into its operations any business or customer base which it may acquire, or that the Company will be able to service any debt or other obligations incurred in connection with such acquisition.

Results of Operations

     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                            Nine months ended   Three months ended
                                               January 31,          January 31,
                                               -----------          -----------
                                               1999   1998          1999   1998
                                               ----   ----          ----   ----
Sales ......................................   100%   100%          100%   100%
Cost of Sales ..............................    61     70            52     68
Gross profit ...............................    39     30            48     32
Other Income, net ..........................    --     32            --      *
Selling, general and administrative
  expense ..................................    10     14             5     11
Marketing expenses .........................     *     37            --     39
Depreciation and amortization expense ......     4      4             4      3
Interest expense, net ......................     *      1             1      1
Earnings before income taxes ...............    25      6            38     22
Income tax expense .........................     4      5             9      5
Net earnings ...............................    21      1            29     17

-------------
*Less than 1 percent

Comparison of Nine months ended January 31, 1999 to Nine months ended January 31, 1998 and of Three months ended January 31, 1999 to Three months ended January 31, 1998.

     Sales. The Company's sales were $21,312,008 for the nine months ended January 31, 1999 compared to $41,562,858 for the nine months ended January 31, 1998, a decrease of $20,250,850 or 49%. Sales for the three months ended January 31, 1999 and January 31, 1998 were $5,408,839 and $16,084,410, respectively. The decrease in sales, was a result of the curtailment of the previous telemarketing campaign and normal attrition of the customer base. These customers were primarily the result of the Company's telemarketing efforts during fiscal year 1998 which added approximately $37.1 million of additional sales for the year. Management believes that the attrition of the customer base is normal for the Industry and expected to continue during fiscal year 1999 but at a lower rate than was experienced during the first three months of fiscal year 1999. Sales for the three months ended January 31, 1999 were lower than those reported for the three months ended January 31, 1998, again a result of the curtailment of the telemarketing campaign. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and internet marketing enterprises.

     Cost of Sales. Cost of sales were $12,922,067 for the nine months ended January 31, 1999 compared to $29,205,126 for the nine months ended January 31, 1998, a decrease of $16,283,059 or 56%. As a percentage of sales, cost of sales was 61% and 70% for the nine months ended January 31, 1999 and January 31, 1998, respectively. Cost of sales for the three months ended January 31, 1999 and January 31, 1998 were $2,834,374 and $10,982,704, respectively. As a percentage of sales, cost of sales was 52% and 68% for the three months ended January 31, 1999 and January 31, 1998, respectively. The decrease in cost of sales between comparative periods was due to the increased sales from the telemarketing campaign in the first half of the previous fiscal year, as well as the result of the Company being able to better negotiate its buy rate from its carriers. While to date the Company has not incurred any volume shortfall charges, there is no certainty that this will continue in the future.

     Gross Profit. Gross profit was $8,389,941 for the nine months ended January 31, 1999 compared to $12,357,732 for the nine months ended January 31, 1998, a decrease of $3,967,791 or 32%. As a percentage of sales, gross profit was 39% and 30% for the nine months ended January 31, 1999 and January 31, 1998, respectively. Gross profit was $2,574,465 for the three months ended January 31, 1999 compared to $5,101,706 for the three months ended January 31, 1998, a decrease of $2,527,241 or 50%. As a percentage of sales, gross profit was 48% and 32% for the three months ended January 31, 1999 and January 31, 1998, respectively. The increase in gross profit percentages in both the nine month period ended January 31, 1999 and three month period ended January 31, 1999 was due to improved margins on the remaining customer base, lower buy rates from the carrier and the reversal of certain accruals no longer required.

     Other Income, Net. For the nine months ended January 31, 1998 Other Income, was a direct result of the profit on sale of Tel-Save stock, being $13,417,657 (excluding taxation). This profit on sale arose as a result of the private sale of 1,347,000 shares of common stock of Tel-Save at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million. The Company had acquired warrants to purchase 1,347,000 shares of Tel-Save, at an average exercise price of $4.08 per share in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ("ETI").

     Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $2,180,276 for the nine months ended January 31, 1999 compared to $5,661,805 for the nine months ended January 31, 1998, a decrease of $3,481,529 or 61%. This decrease in SG&A was due to the reduced sales volumes, lower commissions payable and bad debt expense, and a significant reduction in operating expenses as compared to the nine months ended January 31, 1998. Selling, general and administrative expenses were $249,914 for the three months ended January 31, 1999 compared to $1,761,414 for the three months ended January 31, 1998, a decrease of $1,511,500 or 86%. As a percentage of sales, SG&A for the nine months ended January 31, 1999 and 1998 was approximately 10% and 14%, respectively. For the three months ended January 31, 1999 and 1997, SG&A as a percentage of sales was approximately 5% and 11%, respectively. This decrease was due to a reduction in costs as a result of lower sales and significantly reduced operating expenses, as well as a once-off reversal of certain accruals no longer deemed necessary.

     Marketing Expenses. Marketing expenses were $134,692 for the nine months ended January 31, 1999 as against $15,404,923 for the nine months ended January 31, 1998. For the three months ended January 31, 1999 and 1997, marketing expenses were $NIL and $6,307,572, respectively. These marketing expenses during fiscal year 1999 were incurred as part of a new marketing campaign to sign up customers using independant agents, aligned with affinity based marketing programs. For the nine months ended January 31, 1998 these expenses were incurred as a result of increased telemarketing efforts and which resulted in increased sales of approximately $28.3 million for the nine months ended January 31, 1998. The Company has determined that is is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and internet marketing enterprises.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $771,262 for the nine months ended January 31, 1999 compared to $1,739,236 for the nine months ended January 31, 1998, a decrease of $967,974 or 56%. The significant reduction in depreciation and amortization for the year ended April 30, 1998 was attributable to the use of an amortization rate of 15% and 10% for the second and third years rather than the first year rate of 75%. This was the result of the Company's change in the estimated rate of amortization in the third quarter of the fiscal year ended April 30, 1997 of the AIT customer base due to significant customer attrition. Depreciation and amortization expense was $208,884 for the three months ended January 31, 1999 compared to $424,491 for the three months ended January 31, 1998. As a percentage of sales, depreciation and amortization expense was approximately 4% for the nine months ended January 31, 1999 and January 31, 1998, respectively. For the three months ended January 31, 1999 and 1998, as a percentage of sales, depreciation and amortization expense was approximately 4% and 3%, respectively.

     Interest Expense Net. Interest expense (net) for the nine months ended January 31, 1999 was $82,989 compared to $294,600 for the nine months ended January 31, 1998, a decrease of $211,611 or 72%. Interest expense (net) for the three months ended January 31, 1999 was $29,943 compared to $99,314 for the three months ended January 31, 1998, a decrease of $69,371 or 70%. The interest expense for the nine months and three months ended January 31, 1999 primarily related to interest paid on the WorldCom Note and for the nine months and three months ended January 31, 1998 was primarily due to the $5,521,230 loan from Tel-Save in July 1996, which was primarily used to complete the AIT acquisition. The outstanding loan balance was repaid in full in October 1997 with the proceeds from the sale of the Tel-Save common stock acquired as part of the purchase of ETI.

     Income Taxes. Income tax expense was provided for the nine months ended January 31, 1999 of $800,000 compared to $2,005,583 for the nine months ended January 31, 1998. The decrease in the income tax provision for the nine months ended January 31, 1999 is as a result of anticipated tax versus book deductions.

     Net Earnings. The Company had net earnings of $4,420,722, or net earnings of $1.26 per share, for the nine months ended January 31, 1999, as compared to net earnings of $669,242, or $0.19 per share, for the nine months ended January 31, 1998. For the three months ended January 31, 1999 and 1998, net earnings were $1,585,724 or $0.45 per share and a loss of $2,769,949 or a loss of $0.80 per share, respectively. The increase in net earnings during the nine months ended January 31, 1999 was as a result of the improvement in gross margins, lower operating expenses and curtailment of marketing activities. The net earnings for the nine months ended January 31, 1998 reflected the one time gain on the sale of the Tel-Save common stock offset by telemarketing expenses used to attract new customers. Although the Company experienced reduced sales during the nine months ended January 31, 1999 the improved gross margin and reduced operating expenses together accounted for a profitable nine and three month periods ended January 31, 1999.

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

     Net cash provided by operating activities was $1,351,504 for the nine months ended January 31, 1999 as compared to cash used in operating activities of $12,695,962 for the nine months ended January 31, 1998. The cash provided by operating activities for the nine months ended January 31, 1999 is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable as a result of repayment of debt. For the nine months ended January 31, 1998 the cash used in operating activities is primarily attributable to the gain on sale of investments of $13,417,657, proceeds of which are reflected in cash flows from investing activities. No cash was provided from investing activities for the nine months ended January 31, 1999, as compared to cash provided by investing activities of $20,626,846 for the nine months ended January 31, 1998. The cash provided by investing activities was primarily attributable to the ETI acquisition and the resultant sale of the Tel-Save common shares. Net cash used in financing activities was $1,007,704 for the nine months ended January 31, 1999 as compared to $9,671,095 for the nine months ended January 31, 1998. The cash used in financing activities for the nine months ended January 31, 1999 is primarily attributable to the payment made in regards to the settlement of the AT&T debt outstanding in July 1998 as well as payments made towards the WorldCom Settlement Amount in terms of the Settlement Agreement. For the nine months ended January 31, 1998 the cash used in financing activities was primarily attributable to paying down debt and accounts payable owed to Tel-Save, including payment of the balance of the loan outstanding to Tel-Save in connection with the July 1996 acquisition of all of the common stock of AIT and marketing expenses incurred in connection with the Company's telemarketing efforts during the 1998 fiscal year. At January 31, 1999, the Company had cash of $647,762.

     In August 1996, the Company entered into an agreement with Gateway American Bank which, renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1% and which matured on September 5, 1998. This was subsequently extended to January 4, 1999. Repayment of the loan and the line of credit is secured by all of the Company's equipment, machinery, furniture and general intangibles and is personally guaranteed by Gerald M. Dunne, Jr., President and Chief Executive Officer of the Company. As of January 31, 1999, an amount of $87,044 was outstanding under this line of credit. This line of credit was repaid in full in March 1999.

Effects of Inflation

     The Company does not believe that inflation has had a significant impact on its operations for the nine months and three months ended January 31, 1999 and the nine months and three months ended January 31, 1998.

Recent Developments

     On September 3, 1998, the NASDAQ Stock Market ("NASDAQ") notified the Company of its intention to delist the securities of the Company at close of business on September 10, 1998, for failure to be in compliance with the maintenance requirements. The Company was also notified by the Boston Stock Exchange on September 4, 1998 that the Company was no longer in compliance with the minimum shareholders' equity requirements of this exchange. The Company was then notified that it had been delisted by the Boston Stock Exchange on October 30, 1998, a decision the Company does not intend to appeal. The Company attended an oral hearing in Washington, D.C. to appeal this decision by NASDAQ on October 30, 1998 and the Company's application for a hearing resulted in an automatic stay in the delisting process. On December 2, 1998 the Company was notified by NASDAQ, that they had decided to delist the Company's securities from the Stock Market effective close of business on December 2, 1998. The Company has appealed this decision, and the Company's securities are currently traded on the over-the-counter Bulletin Board.

     On December 3, 1998 the Company filed a FORM 8-K with the Securities and Exchange Commission relating to the delisting.

     On November 12, 1998, the Company and STAR Telecommunications, Inc. ("STAR") executed a Letter of Intent, which provided, amongst other things, for the acquisition by STAR of all or substantially all of the outstanding securities of the Company at a purchase price of $3,700,000, plus an amount equal to 85 percent of the Company's Accounts Receivable, net of billing costs, aged less than sixty days, less certain liabilities and/or payable (approximately $1.2 million). The transaction was also subject to approval by both the Company's and STAR's board of directors. In December 1998, the Letter of Intent expired and no further discussions have taken place.

     On November 17, 1998 the Company filed a FORM 8-K with the Securities Exchange Commission relating to the Star Letter of Intent to acquire the Company.

     On January 23, 1999 the agreement terminated between the Company and Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options. The Company continues to explore strategic opportunities, partnerships, business combinations and commercial advisory arrangements. Certain of these options may involve the Company selling all or substantially all of its assets or capital stock.

Subsequent Events

     On February 2, 1999 the Company made a payment of $250,000 to WorldCom as full and final settlement of all amounts owed under the Settlement Agreement. Subsequent to January 31, 1999, the Company also paid certain Accounts Payable of $150,000 and repaid the line of credit of $87,044 and a Note outstanding of $26,458 plus interest.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     Reference is made to Part 1, Item 3. Legal Proceedings, of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 which is incorporated herein in its entirety except to the litigation discussed below, which is restated in its entirety except as amended to reflect recent developments.

     The Company is a defendant in a civil action styled Group Discount Dialing
v. Group Long Distance, Inc., Case No. CV-96-025165 S, pending in Connecticut. In this action brought in October 1997, Group Discount Dialing seeks approximately $500,000, subsequently reduced to $250,000 as damages. Both parties have filed documentation and are awaiting a ruling by the court.

     The Company has also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, which is pending in Florida. The Company is seeking $50,000 in damages for breach of contract. On October 15, 1998 the court agreed to an amendment joining Kenneth W. Kasek and Mindy Millman to this action (collectively "GDD"). All settlement efforts have failed thus far, with Defendants rejecting an offer by the Company to mutually dismiss all claims and put an end to the dispute with no further consideration exchanged. The Company now intends to aggressively litigate this action in order to reach a conclusion of this expeditiously.

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

Item 6.  Exhibits, List And Reports On Form 8-K

       (a)  Exhibit 27--Financial Data Schedule

       (b)  Reports on Form 8-K

                  On November 17, 1998 the Company filed a FORM 8-K with the Securities Exchange Commission relating to the STAR Letter of Intent to acquire the Company.

                  On December 3, 1998 the Company filed a FORM 8-K with the Securities and Exchange Commission relating to the Company's delisting from the NASDAQ Stock Market.

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

                                             GROUP LONG DISTANCE, INC.



              Signature                            Title                              Date
              ---------                            -----                              ----
By:   /s/ GERALD M. DUNNE, JR.          Chairman, Chief Executive Officer        March 17, 1999
    ---------------------------         and President
        Gerald M. Dunne, Jr.            (Principal Executive Officer)

By:      /s/ PETER J. RUSSO             Chief Financial Officer                  March 17, 1999
    ---------------------------         (Principal Financial Officer)
           Peter J. Russo

By:      /s/ SAM D. HITNER              Controller                               March 17, 1999
    ---------------------------         (Principal Accounting Officer)
            Sam D. Hitner