Form 10KSB
period 1999-04-30
GROUP LONG DISTANCE INC
filed 2000-01-27
CIK 1004570

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended April 30, 1999
                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED].

             For the transition period from __________ to __________

                      Commission file number 0-21913 GROUP

                            GROUP LONG DISTANCE, INC.
                 (Name of Small Business Issuer in Its Charter)

                     Florida                                                         65-0213198
(State or Other Jurisdiction of Incorporation or Organization)                  (IRS Employer Identification No.)

                       6600 N. Andrews Avenue, Suite 140,
                            Fort Lauderdale, FL 33309
                    (Address of Principal Executive Offices)

                                 (954) 771-9696
                   (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
        Title of Each Class                     on Which Registered
        -------------------                     -------------------
     Common Stock, no par value                 Pink Sheets
        Redeemable Warrants                     No market at present

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |_| No |X|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the fiscal year ended April 30, 1999 were $22,837,340.

The aggregate market value of voting stock held by non-affiliates as of January 24, 2000 was $1,108,619.

The number of shares of Common Stock, no par value, outstanding as of January 24, 2000 was 3,500,402.

The number of Redeemable Warrants outstanding as of January 24, 2000 was 1,437,500.

Transitional Small Business Disclosure Format (check one.): Yes |_| No |X|

================================================================================

                                TABLE OF CONTENTS
                                                                                                     Page
                                                                                                     ----
Item 1.        Description of Business..................................................................1
               The Company..............................................................................1
               Marketing and Sales......................................................................2
               Services and Products....................................................................3
               Acquisitions.............................................................................3
               Delisting of Securities..................................................................5
               Attempted Sale of the Company............................................................5
               Industry Background and Government Regulation............................................6
               Competition..............................................................................8
               Subsequent Events........................................................................9
               Employees...............................................................................11

Item 2.        Description of Property.................................................................11

Item 3.        Legal Proceedings.......................................................................11

Item 4.        Submission of Matters to a Vote of Securities Holders...................................13

Item 5.        Market for Common Equity and Related Stockholder Matters................................13

Item 6.        Management's Discussion and Analysis....................................................14
               Overview................................................................................14
               Acquisitions............................................................................16
               Results of Operations...................................................................17
               Liquidity and Capital Resources.........................................................20
               Effects of Inflation....................................................................23
               Legal Proceedings.......................................................................24
               Recent Accounting Pronouncements........................................................24
               Subsequent Events.......................................................................24
               Factors That Could Affect Operating Results.............................................26

Item 7.        Financial Statements....................................................................28

Item 8.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure....................................................................28

Item 9.        Directors and Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act.......................................28

Item 10.       Executive Compensation..................................................................30

Item 11.       Security Ownership of Certain Beneficial Owners and Management..........................34

Item 12.       Certain Relationships and Related Transactions..........................................35

Item 13.       Exhibits, List and Reports on Form 8-K..................................................37

Signature Page.........................................................................................39

Reports of Independent Public Accountants.............................................................F-1

Financial Statements..................................................................................F-2

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

                                     PART I

Item 1.  Description of Business

The Company

         Group Long Distance, Inc. (the "Company") is a non-facilities-based reseller of long distance telecommunications services to small and medium-sized commercial customers and residential subscribers. The Company utilizes special network service contracts through major national long-distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. The Company was incorporated under the laws of Florida in September 1995 by ITC Integrated System, Inc. ("ITC"), an unaffiliated third party, under the name Second ITC Corporation ("Second ITC") as the successor to the business of Group Long Distance, Inc. ("GLD"), which was incorporated under the laws of Florida in July 1990. In November 1995, GLD was merged into Second ITC and Second ITC simultaneously changed its name to Group Long Distance, Inc. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries. These subsidiaries include Eastern Telecommunications Incorporated, Adventures-in-Telecom and Gulf Communications Services, Inc.

         For the fiscal years ended April 30, 1999, 1998 and 1997, the Company's annual revenues were $22.8 million, $54.3 million, and $23.4 million, respectively. The Company's revenues are currently solely derived from calls routed through TALK.com, Inc. ("TALK"), formerly Tel-Save, Inc., a nationwide provider of telecommunications services. Revenues derived from TALK represented 96% and 74% of total revenues for the fiscal years ended April 30, 1998, and 1997, respectively.

         As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to long distance telecommunications networks. The Company does not own or operate any primary transmission facilities. All of the Company's products and services are currently provided for by long distance carriers and regional and local telephone companies. The Company has entered into agreements with TALK to purchase long distance telephone service at discounted bulk rates. The Company then resells these discounted services to customers, at rates lower than rates the Company's customers are able to obtain for themselves due to small call volume. The Company then provisions the customer onto the carriers' networks, which provide the actual transmission service. The Company does not own or lease any telephone equipment at the customer's premises, nor does it provide telephone cabling or installation services. The customer still maintains its own existing telephone numbers, and all changes in service are done by the local or interexchange carriers. The customers incur no expense in making the decision to switch to the service of the Company.

         The Company's agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a monthly commitment for such revenues of $100,000 for the first six months and $3,000,000 for the last six months (aggregate of $18,600,000). The Company had previously reported in its 10-KSB for the year ended April 30, 1998 and 10-QSBs dated July 31,1998, October 31, 1998 and January 31, 1999 and in certain press releases, that the exposure for the 1998 commitment was $36,000,000 in the aggregate, when infact it should have been reported as $18,600,000. For the fiscal year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and release all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.

         The Company's customers historically have been located principally in the Southeastern United States. As a result of its marketing efforts and acquisitions, however, the Company was able to expand its geographical market to include all of the United States, except Alaska. The Company historically targeted customers whose telecommunications usage needs generally do not qualify for major carriers' volume discounts or for the level of support services made available to higher volume users.

Marketing and Sales

         The Company formerly marketed its services and products through two distinct channels of distribution: independent telemarketing and independent agents. Historically, the Company has also utilized field service personnel, and distributors in its marketing efforts, and has sold certain of its telecommunications services on a wholesale basis to smaller resellers.

         As a result of the economic efficiencies afforded by using independent telemarketers, the Company had significantly increased its use of telemarketers during the fiscal 1998 year. In June 1997, the Company began a telemarketing campaign to promote its long distance services to small and medium sized businesses throughout the United States. The telemarketing campaign was curtailed at the end of October 1997. During the first quarter of the fiscal year ending April 30, 1999, the Company entered into a new marketing campaign to sign up customers using independent agents, aligned with affinity based marketing programs. This campaign was discontinued during the second quarter of the fiscal year ending April 30, 1999. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

Services and Products

         The Company's principal services which have historically accounted for all of the Company's revenues, are its basic "1 plus" and "800" long distance services that the Company currently provides in forty-nine states.

         The Company had applied to various state regulatory authorities for permission to offer local or intrastate telecommunication services. To date, the Company has not entered into any interconnection agreements with any Local Exchange Carrier to resell local service in any state. The Company has no current intentions to provide local service in any state.

         The Company has historically experienced delays in provisioning (activating new customers) by its carriers. In an effort to improve provisioning efficiencies, beginning in the fourth quarter of its 1997 fiscal year, new customers of domestic switched, basic "1 plus" and "800" services have been provisioned through TALK's own nationwide telecommunications network, One Better Net ("TALK's OBN"). This network enables the Company to provide the quality of AT&T (now Lucent Technologies, Inc.) switches and AT&T-provided transmission facilities and billing services.

         In a further effort to improve efficiencies, the Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements have improved billing efficiencies, increased collections and assisted in lowering customer attrition, however, there can be no assurance that such efficiencies will improve or collections and customer retention will continue in the future.

Acquisitions

         The Company operates in a highly fragmented segment of the telecommunications industry and historically expanded its operations through the acquisition of customer bases. The Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition. For the four-year period ended April 30, 1999, the Company made the following acquisitions:

         In August 1997, the Company acquired Eastern Telecommunications Incorporated ("ETI") which consisted of a customer base with monthly revenues exceeding $100,000 and two warrants to purchase 1,347,000 shares of TALK common stock, at $4.08 per share (the "Warrants"). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, and the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. On August 11, 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock of TALK at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant for $747,000 and sold the TALK common stock for approximately $26.6 million with a gain on sale of approximately $13.4 million.

         Proceeds from the sale of the TALK shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the TALK shares was used to pay down debt and accounts payable owed to TALK, including payment of the balance of the loan outstanding to TALK in connection with the July 1996 acquisition of all of the common stock of Adventures-in-Telecom ("AIT") and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998.

         In January 1997, the Company purchased from Great Lakes Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and TALK and (ii) a warrant to purchase 200,000 shares of common stock of TALK in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from TALK. In January 1997, TALK repurchased the warrant from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the Acquisition Loan, described below).

         In July 1996, the Company acquired all of the issued and outstanding capital stock of AIT, a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. AIT consisted of a customer base of 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In July 1996, in connection with the AIT acquisition, the Company entered into an agreement with TALK pursuant to which it borrowed an aggregate of $5,521,230, primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). As amended, the loan agreement provides for the repayment of the Acquisition Loan in monthly payments of $125,000 plus interest beginning after September 1997. To induce TALK to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share. In June 1997, these warrants were returned to the Company from TALK for no consideration.

         In May 1996, the Company acquired all of the issued and outstanding capital stock of Gulf Communications Services, Inc. ("Gulf") in consideration of $25,000 in cash and the assumption of a promissory note in the principal amount of $182,000. The note was payable in equal monthly installments of $10,000 and was repaid in full in May 1998. The acquired company operated switching equipment, which allowed it to act as an international call back and call through provider, and offered prepaid calling cards. Its customer base included approximately 200 commercial customers. This business was discontinued in July 1997.

Delisting of Securities

      On September 3, 1998, the Nasdaq Stock Market ("Nasdaq") notified the Company of its intention to delist the Common Stock and Redeemable Warrants of the Company at the close of business on September 10, 1998, for the Company's failure to be in compliance with the maintenance requirements. The Company was also notified by the Boston Stock Exchange on September 4, 1998 that the Company was no longer in compliance with the minimum shareholders' equity requirements of this exchange. The Company was then notified that it had been delisted by the Boston Stock Exchange on October 30, 1998, a decision the Company did not appeal. The Company attended an oral hearing in Washington, DC to appeal the decision by Nasdaq on October 30, 1998 and the Company's application for a hearing resulted in an automatic stay in the delisting process. On December 2, 1998, the Company was notified by Nasdaq, that they had decided to delist the Company's securities from the Nasdaq Stock Market effective close of business on December 2, 1998. The Company appealed this decision, which did not result in an additional stay, and the Nasdaq decision was affirmed. The Company's Common Stock was traded on the OTC Bulletin Board from December 3,1998 until December 2, 1999 before being taken off for failing to fulfill all reporting requirements, pursuant to the Exchange Act of 1934, as amended. The Company anticipates filing its outstanding Quarterly Reports for the first and second quarters of fiscal year 2000 and holding the Annual Shareholders Meeting in the first quarter of calendar year 2000. The Company's Common Stock is currently traded on the pink sheets and the redeemable warrants while quoted on the pink sheets are not traded. The Company anticipates re-applying to trade on the OTC Bulletin Board once all the reporting forms have been filed.

      On December 3, 1998 the Company filed a Form 8-K with the Securities and Exchange Commission in connection with the delisting from Nasdaq.

Attempted Sale of the Company

      On November 12, 1998, the Company and STAR Telecommunications, Inc. ("STAR") executed a Letter of Intent, which provided, amongst other things, for the acquisition by STAR of all or substantially all of the outstanding securities of the Company at a purchase price of $3,700,000, plus an amount equal to 85 percent of the Company's accounts receivable, net of billing costs, aged less than sixty days, less certain liabilities and/or payables (approximately $1.2 million). The transaction was also subject to approval by both the Company and STAR's board of directors. In December 1998, the Letter of Intent expired and no further discussions have taken place.


      On November 17, 1998, the Company filed a Form 8-K with the Securities Exchange Commission in connection with the STAR Letter of Intent to acquire the Company.

      In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. On January 23, 1999 the agreement expired between the Company and Gerard Klauer Mattison & Co., Inc.

      The Company continues to explore strategic opportunities, partnerships and business combinations. Certain of these options could involve the Company selling all or substantially all of its assets or capital stock. The Company has no current understandings, talks or agreements to sell all or any part of the Company.

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

         To encourage competition in the long distance market, the Consent Decree and certain FCC regulations require most RBOCs and other local exchange carriers ("LECs") to provide access to local exchange services that is "equal in type, quality and price" to that provided to AT&T and with the opportunity to be selected by customers as their preferred long distance carrier. These "equal access" provisions are intended to prevent preferential treatment of AT&T by LECs and, with other regulatory, judicial and technological factors, have helped smaller companies to become competitive alternatives to AT&T, MCI/WorldCom ("MCI") and Sprint Corporation ("Sprint") for long distance services. Recently, Bell Atlantic, a RBOC, has received permission from the FCC to begin offering long distance service in the New York area.

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

         In the wake of widespread adverse publicity, federal and state regulatory authorities have introduced more stringent rules governing changes in long distance telecommunication service providers. These new rules are a result of increased consumer complaints throughout the industry regarding "slamming" (the unauthorized switching of a customer's preselected telecommunication provider) and "cramming" (the unauthorized billing of additional telecommunication services not requested by the customer). In addition, both the Senate and Congress have passed legislation that would significantly increase the penalties and fines that are levied against telephone service providers for "slamming" and "cramming." Such rules may inhibit the ability of the Company to grow its business. The Company may be required to submit to more vigorous screening of customers before switching their long distance service, which may make customers less likely to change carriers.

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

         State Regulation. The intrastate long distance operations of the Company are also subject to various state law and regulations, including prior certification, notification and registration requirements. The vast majority of states require the Company to apply for certification to provide intrastate telecommunications services, or at least to register or be found exempt from regulation, before commencing intrastate services. Most states also require the Company to file and maintain detailed tariffs listing their rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignment of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations.

         The Company provides interstate and international long distance service in all or some portions of 49 states for which the Company has filed a tariff with the FCC. The Company is authorized, pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis, to provide intrastate service to all of the United States, except Alaska.

Competition

         The Company faces intense competition in the marketing and sale of its services and products. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. This competition is increased as a result of the fact that the Company has not engaged in any marketing activities since the second quarter of fiscal year 1999, and has no plans or arrangements to engage in any marketing activities. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase. These and other large telephone companies have also entered or have announced their intention to enter into the prepaid phone card and Internet segments of the telecommunications industry. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly.

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

         Recently, Bell Atlantic, a RBOC, has received permission from the FCC to begin offering long distance service in the New York area.

Subsequent Events

         Effective December 21, 1999, the Company appointed Mr. Jack Kanfer as a Director of the Company. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987, Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services a New York Stock Exchange listed company that was acquired by Waste Management.


         On December 8th, 1999, based on a settlement agreement ("TALK Agreement") with TALK, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and the release of all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.


         On November 18, 1999, Mr. Sam Hitner was confirmed as Chief Financial Officer of the Company by the Company's Board of Directors. Mr. Hitner had been appointed Acting Chief Financial

Officer of the Company on September 11, 1999, following the resignation of Mr. Peter Russo.

         On October 13, 1999, Mr. Gerald M. Dunne, Jr. ("Dunne") resigned as President, Chief Executive Officer and a Director of the Company and it subsidiaries. On October 13, 1999, Mr. Glenn Koach, Vice President of the Company was appointed as President assuming the responsibilities of Mr. Dunne in such capacity. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Peter J. Russo.

         In connection with Dunne's resignation, on October 13, 1999, the Company and Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. The remaining $133,000, is to be paid by the Company in such amounts, to such parties, at such dates and upon the satisfaction of certain conditions as set forth in the Separation Agreement. Pursuant to the Separation Agreement, Dunne is also subject to confidentiality and non-compete provisions. Pursuant to the Separation Agreement, Dunne is also to receive (1) health insurance benefits for two years, (2) coverage under the Company's Directors and Officers insurance policy for two years and (3) a car allowance for one year effective September 1, 1999. Pursuant to the Separation Agreement, Dunne and the Company have also released each other against any and all claims that either may have against each other in connection with Dunne's employment by the Company. As at January 24, 2000 the Company has paid out $184,468 pursuant to the Separation Agreement.

         Pursuant to the Separation Agreement, the Company may engage Dunne as a consultant from time to time and Dunne will be compensated at the rate of $250 per hour for such services. As at January 24, 2000 the Company had paid out $500 to Mr. Dunne as consultant.

         On September 11, 1999, Mr. Peter J. Russo resigned as Chief Financial Officer and a Director of the Company and each of its subsidiaries. Effective on September 11, 1999, Mr. Sam Hitner, Controller of the Company, was appointed Acting Chief Financial Officer of the Company, assuming the responsibilities of Mr. Russo in such capacity

         On September 11, 1999 the Company and Mr. Russo entered into a Separation Agreement (the "Russo Separation Agreement") pursuant to which the Company agreed to pay to Mr. Russo severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 of which is payable in $10,000 monthly payments thereafter from an escrow account established by the Company in connection with the Separation Agreement. Pursuant to the Russo Separation Agreement, Russo has agreed not to compete with the Company and to maintain the confidentiality of certain information involving the Company. Russo has agreed to pay the Company any amount that may be due to Russo by an acquirer of the Company to offset payments made to Russo under the Russo Separation Agreement. Russo and the Company have also released each other against any and all claims that either may have against the other in connection with Russo's employment with the Company. The Separation Agreement also provides that the Company shall maintain its director and officer insurance policy with benefits provided currently under its policy for a two-year period from the date of this Agreement, with an additional three-year period thereafter, as long as it is commercially reasonable. As at January 24, 2000, the Company had paid $100,000 pursuant to the Separation Agreement.

         On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc., a corporation controlled by Mr. Peter J. Russo ("Torbay"), pursuant to which Torbay will provide consulting services to the Company. Torbay will receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company may extend the term for an additional two months, resulting in an additional $6,000 in monthly consulting fees. The Company can offset payments due to Torbay by any amount received by Russo by an acquirer of the Company that are in excess of the amount due to Russo under the Separation Agreement. As at January 24, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not extended after the expiration of the initial four-month term.

      In May 1999, Mr. John L. Tomlinson, a director of the Company was appointed a Vice President of the Company and effective October 13, 1999, was appointed as Chairman of the Board.

Employees

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. As of April 30, 1999 the Company employed four full-time employees and at January 24, 2000, the Company employed three full-time employees.

Item 2.  Description of Property

         The Company's offices were relocated on November 22, 1999 to 6600 N. Andrews Avenue, Suite 140, Fort Lauderdale, Florida which comprises 910 square feet and are leased by the Company under a six-month sub lease that expires in July 2000. The Company pays rent of approximately $1,500 per month. Previously, the Company was located at 1451 W. Cypress Creek Road, Suite 200, Fort Lauderdale, Florida comprising of 7,950 square feet and paid rent of approximately $8,000 per month.

         The Company believes its existing facility is adequate to meet current needs and it does not anticipate any difficulty in negotiating renewals as leases expire or in finding other satisfactory space if existing facilities become unavailable.

Item 3.  Legal Proceedings

         Recent Legal Proceedings The Company was a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, in Connecticut. In this action brought in October 1997, Group Discount Dialing sought approximately $500,000 as damages. The Company had also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, in Florida. The Company was seeking $50,000 in damages for breach of contract. In May 1999, the parties signed a Mutual Release and Settlement Agreement and the action has been dismissed in both Connecticut and Florida.

         Past Legal Proceedings The Company owed AT&T approximately $548,000 under a previously executed settlement agreement relating to certain billing disputes. The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also sought to recover this $612,324 under a separate claim for unpaid tariff charges. The Company answered the complaint and asserted certain counterclaims. These counterclaims included claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. In June 1998 a Settlement Agreement was entered between the parties on terms that were favorable to the Company.

         On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ("WorldCom") whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ("Settlement Amount") in full and complete settlement of all claims between the parties. $75,000 of the Settlement amount was payable upon execution of the Settlement Agreement, $75,000 was payable on the close of business on February 23, 1998 and the balance was payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The balance of the Settlement Amount bore simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount was fully reflected in the books of the Company and was included in Notes Payable for the year ended April 30, 1998. The Note was settled during the fiscal year ending April 30, 1999.

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

         In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the underwritten public offering on March 24, 1997, and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders and in the event that as a result of any such claim, the Company is required to issue additional shares of common stock, the founders have agreed to deliver an equal number of shares of common stock to the Company for cancellation.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

           None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

      Price Range of Common Stock. Since December 2, 1999, the common stock has traded on a limited basis on the pink sheets and previously on the OTC Bulletin Board from December 2, 1998 until December 1, 1999, under the symbol "GLDI." The Company was taken off the OTC Bulletin Board for failing to fulfill all of its reporting requirements pursuant to the Exchange Act of 1934, as amended. The Company anticipates filing its outstanding Quarterly Reports for the first and second quarters of fiscal year 2000 and holding the Annual Shareholders Meeting in the first quarter of calendar year 2000. The Company anticipates re-applying to trade on the OTC Bulletin Board once all the reporting forms have been filed. The Company was delisted from the Nasdaq SmallCap Market and the Boston Stock Exchange ("BSE") on December 2, 1998. Since March 31, 1997, the date the following shares first traded on the Nasdaq SmallCap Market, the common stock and the redeemable warrants were quoted on the Nasdaq SmallCap Market under the symbols "GLDI" and "GLDIW," respectively, and on the BSE under the symbols "GPL" and "GPLW," respectively. Prior to March 31, 1997, the common stock traded on a limited basis on the OTC Bulletin Board, under the symbol "GLDT" and prior to that date, the redeemable warrants did not trade.

         The following sets forth, for the periods indicated, high and low per share bid information for the common stock reported on the Nasdaq SmallCap Market and the OTC Bulletin Board. Such high and low bid information reflect inter-dealer quotas without retail, mark-up, mark down or commissions and may not represent actual transactions:


                                              For the period beginning
                                                  May 1, 1998 and
                                               Ending April 30, 1999
                                               ---------------------
                                                  High           Low
     -------------------------------------------------------------------
     First Quarter.........................     $3.000         $1.000
     Second Quarter........................      2.250          0.531

     Third Quarter.........................      1.250          0.500
     Fourth Quarter........................      1.125          0.437

                                              For the period beginning
                                                  May 1, 1997 and
                                               Ending April 30, 1998
                                               ---------------------
                                                  High           Low
     -------------------------------------------------------------------
     First Quarter.........................     $6.469         $3.250
     Second Quarter........................      5.375          3.875
     Third Quarter.........................      4.875          3.313
     Fourth Quarter........................      5.125          2.500


While the redeemable warrants were quoted on the OTC Bulletin Board, there no longer exists a market for the redeemable warrants as of December 2, 1999.

         Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

         Approximate Number of Security Holders. As of April 30, 1999 and January 24, 2000, the Company had approximately 112 and 119 registered holders of record of the Common Stock, respectively.

Item 6.  Management's Discussion and Analysis

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

         Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as TALK. The Company is dependent on TALK and numerous regional and local telephone companies to provide its services and products. The Company's revenues are currently solely derived from calls routed through TALK. Revenues derived from TALK represented 96% and 74% of total revenues for the fiscal years ended April 30, 1998, and 1997, respectively.

         The Company's prior agreements with TALK provided that the Company maintained certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a monthly commitment for such revenues of $100,000 for the first six months and $3,000,000 for the last six months (aggregate of $18,600,000). The Company had previously reported in its 10-KSB for the year ended April 30, 1998 and 10-QSBs dated July 31,1998, October 31, 1998 and January 31, 1999 and in certain press releases, that the exposure for the 1998 commitment was $36,000,000 in the aggregate, when infact it should have been reported as $18,600,000. For the fiscal year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, the release of all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to have been satisfied in full, and the exchange of mutual releases.

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. As of April 30, 1999 the Company employed four full-time employees and at January 24, 2000, the Company employed three full-time employees.

         The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

         In a further effort to improve efficiencies, the Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers during the second quarter of fiscal year 1998. These LEC billing arrangements have improved billing efficiencies, increased collections and assisted in lowering customer attrition, however, there can be no assurance that such efficiencies will improve or collections and customer retention will continue in the future.

         The Company's operating results are significantly affected by customer attrition rates, particularly since the Company is no longer marketing its services. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment.

         In connection with the acquisition of Adventures-in-Telecom, Inc in July 1996, the Company acquired a customer base of approximately 30,000 small businesses and recorded an asset of approximately $6.6 million at July 31, 1996, of which $5.6 million (net of receivables and marketing advances) was to be amortized, over a five-year period. In December 1996, due to significant attrition in the AIT customer base, the Company accelerated the amortization of the acquisition costs of such base to the rate of 75% for the first year (approximately $3,888,700) which had a material adverse effect on the Company's operating results for the fiscal year ended April 30, 1997. The Company amortized the remaining balance of customer acquisition costs of approximately $1,730,000 at a rate of 15% and 10%, respectively, over the second and third years after such acquisition. For the year ended April 30, 1999, the company amortized approximately $598,700 and approximately $1,131,300 during the year ended April 30, 1998.


Acquisitions

         The Company has historically grown its business, in part, increased its business through acquisition. The Company has no plans, intentions or arrangements to enter into any acquisitions.

         In August 1997, the Company acquired Eastern Telecommunications Incorporated which consisted of a customer base with monthly revenues exceeding $100,000 and two warrants to purchase 1,347,000 shares of TALK (formerly Tel-Save, Inc.), at $4.08 per share ("the Warrants"). The $8.313 million purchase price for ETI consisted of two $3.5 million notes, and the assumption of approximately $1.2 million of certain of ETI's liabilities and the payment of closing costs in the amount of $113,000. On August 11, 1997, the Company exercised one of the Warrants and purchased 600,000 shares of common stock of TALK at the aggregate exercise price of $2,448,000. In October 1997, the Company exercised the remaining Warrant and sold the common stock for approximately $26.6 million with a gain on sale of approximately $13.4 million.

         Proceeds from the sale of the TALK shares were used to retire the aggregate principal amount of $7,000,000 in notes (plus accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the TALK shares was used to pay down debt and accounts payable owed to TALK, including payment of the balance of the loan outstanding to TALK in connection with the July 1996 acquisition of all of the common stock of Adventures-in-Telecom and marketing expenses incurred in connection with the Company's telemarketing efforts during the first half of fiscal year 1998.

         In January 1997, the Company purchased from Great Lakes
Telecommunications Corp. ("Great Lakes") (i) a customer base consisting of approximately 7,000 customers that were subject to an agreement between Great Lakes and TALK and (ii) a warrant to purchase 200,000 shares of Common

Stock of TALK, in consideration of $1,200,000 in cash. In connection with the acquisition, the Company borrowed $1,200,000 from TALK. In January 1997, TALK repurchased the warrants from the Company in consideration of $1,800,000 and credited the Company with such amount ($1,200,000 to repay the loan made in January 1997 and $600,000 to reduce the outstanding principal balance under the AIT Acquisition Loan, described below). The $600,000 reduction of debt by TALK has been accounted for as a contribution to paid-in capital. In connection with the acquisition, no value was assigned to the customer base acquired.

         In July 1996, the Company acquired all of the issued and outstanding capital stock of AIT, a non-facilities based reseller of long distance communications services. The purchase price was comprised of $5,271,230 in cash and 200,000 restricted shares of Common Stock of the Company. The acquired assets consisted of a customer base of approximately 30,000 small businesses. In December 1996, the Company agreed with the former shareholders of AIT to cancel 45,000 of the 50,000 shares that were subject to certain holdback provisions, in settlement of certain claims by the Company against the AIT shareholders. In December 1996, the Company accelerated the amortization of the acquisition costs of the AIT customer base due to significant customer attrition, resulting in $2,333,200 of additional amortization expense for the year ended April 30, 1997. In connection with the AIT acquisition in July 1996, the Company entered into an agreement with TALK pursuant to which it borrowed an aggregate of $5,521,230 primarily to finance the purchase price of the acquisition (the "Acquisition Loan"). As of April 30, 1999, the note was paid in full. To induce TALK to provide the financing for the purchase of AIT, the Company issued a warrant to purchase 300,000 shares of Common Stock of the Company at $5.75 per share and a warrant to purchase 50,000 shares of Common Stock of the Company at $5.00 per share. Both warrants are exercisable through July 2001 and subject to certain registration rights. In June 1997, these warrants were returned to the Company from TALK for no consideration. Higher than expected customer attrition was primarily attributable to the Company's inability to implement customer service and retention programs, including delays in provisioning customers, as well as increased competition with respect to such customer base.

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

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                       Year Ended April 30,
                                                    --------------------------
                                                    1999                  1998
                                                    --------------------------
Sales                                               100%                  100%
Cost of sales                                        52                    70
Gross profit                                         48                    30
Selling, general and administrative expense          15                    17
Telemarketing expenses                               --                    49
Depreciation and amortization expense                 5                     4
Volume Shortfall Charge                               5                    --
Income (Loss) from operations                        24                   (40)
Gain on sale of investment                           --                    25
Interest expense, net                                --                     1
Income (Loss) before income taxes                    23                   (17)
Income taxes                                          8                     1
Net Income (loss)                                    16                   (18)


Comparison of Fiscal Year Ended April 30, 1999 to Fiscal Year Ended April 30,
1998

     Sales. The Company's sales were $22,837,340 for the fiscal year ended April 30, 1999, compared to $54,340,938 for the fiscal year ended April 30, 1998, a decrease of $31,503,598 or approximately 58%. The decrease in sales was a result of the termination of the previous telemarketing campaign and normal attrition of the customer base. These customers were primarily the result of the Company's telemarketing efforts during fiscal year 1998 which added approximately $37.8 million of additional sales for the year. Management believes that the attrition of the customer base is normal for the industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. The Company is not currently marketing its products and services and therefore, the Company's revenues are likely to continue to decline. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. In addition $3,012,244 of revenues for the fiscal year ended April 30, 1999 were deferred to the fiscal year ended April 30, 2000 due to a lockbox arrangement with TALK that existed at April 30, 1999. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. These funds in the lockbox were subsequently released under the TALK agreement dated December 8, 1999.


      Cost of Sales. Cost of sales were $11,834,036 for the fiscal year ended April 30, 1999, compared to $38,118,173 for the fiscal year ended April 30, 1998, a decrease of $26,284,137 or approximately 69%. As a percentage of sales, cost of sales was approximately 52% and 70% for the fiscal year ended April 30, 1999 and April 30, 1998, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of the Company being able to better negotiate its buy rate from its carrier as well as reversals of certain accruals and settlement of disputed usage charges from carriers.

      Gross Profit. Gross profit was $11,003,304 for the fiscal year ended April 30, 1999 compared to $16,222,765 for the fiscal year ended April 30, 1998, a decrease of $5,219,461 or approximately 32%. As a percentage of sales, gross profit was 48% and 30% for the fiscal year ended April 30, 1999 and April 30, 1998, respectively. The increase in gross profit percentages in year ended April 30, 1999 was due to improved margins on the remaining customer base, lower buy rates from the carrier and the reversal of certain accruals no longer deemed necessary.

      Selling,General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $3,463,625 for the fiscal year ended April 30, 1999 compared to $9,345,163 for the fiscal year ended April 30, 1998, a decrease of $5,881,538 or approximately 63%. This decrease in SG&A was due to the reduced sales volumes, lower commissions payable and bad debt expense, and a significant reduction in operating expenses as compared to the year ended April 30, 1998. As a percentage of sales, SG&A for the fiscal year ended April 30, 1999 and 1998 was approximately 15% and 17%, respectively. This decrease was due to a reduction in costs as a result of lower sales and significantly reduced operating expenses.

      Telemarketing Expenses. There were no telemarketing expenses for the fiscal year ended April 30, 1999. Telemarketing expenses were $26,570,215 for the fiscal year ended April 30, 1998. These expenses were incurred as a result of increased telemarketing efforts and which resulted in continuing revenues of approximately $16.7 million and $37.8 million for the fiscal year ended April 30, 1999 and 1998, respectively. This telemarketing campaign was discontinued during the second quarter of fiscal year 1998. Management believes that the attrition of the customer base is normal for the Industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $1,019,087 for the fiscal year ended April 30, 1999 compared to $2,369,410 for the fiscal year ended April 30, 1998, a decrease of $1,350,323 or approximately 57%. The significant reduction in depreciation and amortization for the fiscal year ended April 30, 1999 was attributable to the use of an amortization rate of 10% for the current fiscal year and 15% for the year ended April 30, 1998. The first year rate of amortization was 75% due to significant customer attrition in fiscal year 1997. This amortization was a result of the acquisition of the AIT customer base. As a percentage of sales, depreciation and amortization expense was approximately 5% and 4% for the fiscal year ended April 30, 1999 and April 30, 1998, respectively.

         Volume Shortfall Charge. The volume shortfall charge for the fiscal year ended April 30, 1999 is $1.1 million based on the TALK Agreement of December 8, 1999. The Company's agreements with TALK provided that the Company maintained certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a monthly commitment for such revenues of $100,000 for the first six months and $3,000,000 for the last six months (aggregate of $18,600,000). The Company had previously reported in its 10-KSB for the year ended April 30, 1998 and 10-QSBs dated July 31,1998, October 31, 1998 and January 31, 1999 and in certain press releases, that the exposure for the 1998 commitment was $36,000,000 in the aggregate, when infact it should have been reported as $18,600,000. For the Year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and release all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.

     Gain on Sale of Investment. For the fiscal year ended April 30, 1998, Gain on Sale of Investment was a direct result of the profit on sale of TALK stock, being $13,418,926. This profit on sale arose as a result of the private sale of 1,347,000 shares of common stock of TALK at approximately $19.76 per share, for gross proceeds to the Company of approximately $26.6 million. The Company had acquired warrants to purchase 1,347,000 shares of TALK, at an average exercise price of $4.08 per share in connection with its August 11, 1997 acquisition of Eastern Telecommunications Incorporated ("ETI"). There exists no such gain on sale of investments in the year ending April 30, 1999.

     Interest Expense Net. Interest expense (net) for the fiscal year ended April 30, 1999 was $83,094 compared to $340,333 for the fiscal year ended April 30, 1998, a decrease of $257,239 or 76%. The interest expense for the year ended April 30, 1999 primarily related to interest paid on the WorldCom Note and for the fiscal year ended April 30, 1998 was primarily due to the $5,521,230 loan from TALK in July 1996, which was primarily used to complete the AIT acquisition. The outstanding loan balance was repaid in full in October 1997 with the proceeds from the sale of the TALK common stock acquired as part of the purchase of ETI.

     Income Taxes. Income tax expense of $1,769,900 was provided for the fiscal year ended April 30, 1999 compared to $649,900 for the year ended April 30, 1998. The income tax provision for the year ended April 30, 1999 is as a result of a net income for the current fiscal year. For the fiscal year ended April 30, 1998 the Company recognized an additional gain for tax purposes on the sale of Tel-Save stock acquired as part of the ETI acquisition and which has been treated as a permanent difference for financial accounting purposes.

     Net Income(Loss). The Company had a net income of $3,567,598, or net income of $1.02 per share, for the fiscal year ended April 30, 1999, as compared to net loss of $9,633,330, or $2.76 per share, for the year ended April 30, 1998. The Net income for the fiscal year ended April 30, 1999 was after taking into account the volume shortfall charge of $1,100,000. The net loss for the fiscal year ended April 30, 1998 reflected telemarketing expenses of $26,570,215 used to attract new customers offset by the one time gain on the sale of the TALK common stock of $13,418,926.

Liquidity and Capital Resources

     The Company's primary cash requirements have historically been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company has historically satisfied its working capital requirements principally through cash flow from operations (including advances from TALK) and borrowings from institutions and carriers.

     At April 30, 1999, the Company had a working capital deficit of $4,377,357, as compared to working capital deficit of $8,851,762 at April 30, 1998. The working capital deficit during the fiscal year ended April 30, 1999 was largely due to the deferred revenue of approximately $3 million, which included funds, held by TALK under a lockbox arrangement for which repayment was uncertain. The uncertainty related to a volume shortfall charge based on monthly minimum volume commitments as at April 30, 1999, which was resolved by the TALK Agreement. The deferred revenue will be recognized in the third quarter of the fiscal year ending April 30, 2000.

     For the fiscal year ended April 30, 1998, the working capital deficit was primarily attributable to the increase in accounts payable as a result of the telemarketing efforts during the 1998 fiscal year. These telemarketing efforts led to the Company incurring $26,570,215 in marketing expenses which was included in accounts payable and of which $21,896,178 was repaid during the 1998 fiscal year and the balance during the 1999 fiscal year. These telemarketing efforts resulted in approximately 360,000 new orders and additional revenues of approximately $37.8 million for the 1998 fiscal year.

     The Company's capital requirements have been and will continue to be significant. The Company has historically satisfied its working capital requirements principally through cash flow from operations (including advances from TALK) and borrowings from institutions and carriers In the event that the Company's plans change, its assumptions change or prove to be inaccurate or if the projected cash flow prove to be insufficient to fund operations (due to unanticipated expenses, operating difficulties or otherwise), the Company would be required to seek additional financing earlier than anticipated or curtail its operations.

     Net cash provided by operating activities was $1,280,607 for the fiscal year ended April 30, 1999 as compared to cash used in operating activities of $13,515,744 for the fiscal year ended April 30, 1998. The cash provided by operating activities for the fiscal year ended April 30, 1999 is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable as a result of repayment of debt. For the fiscal year ended April 30, 1998, the cash used in operating activities is primarily attributable to the gain on sale of investments of $13,418,926, proceeds of which are reflected in cash flows from investing activities. Also, cash used in operating activities increased due to an increase in accounts receivable offset by an increase in accounts payable as a result of the telemarketing campaign during the 1998 fiscal year.

     No cash was provided from investing activities for the fiscal year ended April 30, 1999, as compared to cash provided by investing activities of $21,134,760 for the fiscal year ended April 30, 1998. The cash provided by investing activities was primarily attributable to the ETI acquisition and the resultant sale of the TALK common shares.

     Net cash used in financing activities was $1,081,623 for the fiscal year ended April 30, 1999 as compared to $9,292,600 for the fiscal year ended April 30, 1998. The cash used in financing activities for the year ended April 30, 1999 is primarily attributable to the payment made in regards to the settlement of the AT&T debt outstanding in July 1998 as well as all payments made to WorldCom in terms of the Settlement Agreement. For the fiscal year ended April 30, 1998 the cash used in financing activities was primarily attributable to paying down debt and accounts payable owed to TALK, including payment of the balance of the loan outstanding to TALK in connection with the July 1996 acquisition of all of the common stock of AIT and marketing expenses incurred in connection with the Company's telemarketing efforts during the 1998 fiscal year. At April 30, 1999, the Company had cash of $502,946.

         Net borrowings under line of credit agreement with Gateway American Bank, Florida during the year ended April 30, 1999 reflected the repayment of the line of credit of $87,044 compared to an advance of $87,044 during the year ended April 30, 1998. In addition, the Company also received during the year ended April 30, 1998 certain advances from its carrier. These advances during fiscal year 1998 amounted to approximately $5.0 million and were included in Accounts Payable. These advances were used for telemarketing and working capital purposes. Repayment of long-term debt during the years ended April 30, 1999 and 1998 totaled $994,579 and $9,444,813, respectively. For the year ended April 30, 1999 these repayments represented full and final settlements of the WorldCom and AT&T debts. For the year ended April 30, 1998 proceeds from the sale of the TALK shares were used to retire the aggregate $7,000,000 in promissory notes (and accrued interest) due in connection with the ETI acquisition, together with certain related closing costs. The balance of the proceeds from the sale of the TALK shares was used to pay off the balance of the loan outstanding to TALK in connection with the July 1996 acquisition of all of the common stock of Adventures-in-Telecom.

         The Company's gross accounts receivable decreased by $7,271,137 during the fiscal year ended April 30, 1999 to $1,679,461 from $8,950,598 during the prior period. Accounts receivable were 71% of total assets at April 30, 1999, compared to 86% of total assets at April 30, 1998. The Company's allowance for doubtful accounts decreased by approximately $84,000, to $388,000 compared to $472,000 in the prior period.

         Accounts payable decreased during the fiscal year ended April 30, 1999 by $15,340,422, to $476,084 from $15,816,506 as compared to the fiscal year ended April 30, 1998. Accounts payable was approximately 7% and 89% of total liabilities at April 30, 1999 and at April 30, 1998, respectively. The volume shortfall charge, is shown net of a receivable for which the right of offset exists, and which relates to the Company's failure to satisfy volume purchase commitments from its carrier, TALK. The Volume Shortfall Charge for the year ended April 30, 1999 is $1.1 million. The Company's agreements with TALK provided that the Company maintained certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a monthly commitment for such revenues of $100,000 for the first six months and $3,000,000 for the last six months (aggregate of $18,600,000). The Company had previously reported in its 10-KSB for the year ended April 30, 1998 and 10-QSBs dated July 31,1998, October 31, 1998 and January 31, 1999 and in certain press releases, that the exposure for the 1998 commitment was $36,000,000 in the aggregate, when infact it should have been reported as $18,600,000. For the fiscal year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and the release of all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.

         The Company's accounts receivable, less allowance for doubtful accounts, at April 30, 1999 were $1,291,461, as compared to $8,478,598 at April 30, 1998. Of the Company's accounts receivable at April 30, 1999, less than 2% of the total were more than 90 days outstanding. This is due in part to the move to LEC billing and the Company writing off of all doubtful accounts. Decreased accounts receivable has enabled the Company to use the cash received from customer collections to reduce debt and payables and improve its liquidity and working capital position.

         At April 30, 1999, the Company's allowance for doubtful accounts was approximately $388,000 as compared to approximately $472,000 at April 30, 1998, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could have a material adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 6% of the Company's revenues for the fiscal year ended April 30, 1999 and 10% for the fiscal year ended April 30, 1998. This decrease was due to a decision by the Company that significantly increased its write- off of doubtful accounts during the 1998 fiscal year.

         In August 1996, the Company entered into an agreement with Gateway American Bank which renewed as of December 1997, provides for a line of credit of up to $150,000, bearing interest at the prime rate plus 1%. This line of credit was repaid in full in March 1999, and has not been renewed.


         In July 1998, the Company engaged Gerard Klauer Mattison & Co., Inc. to act as its financial advisor in exploring its strategic options including the potential sale of the Company. On January 23, 1999 the agreement expired between the Company and Gerard Klauer Mattison & Co., Inc.

         The Company continues to explore strategic opportunities, partnerships and business combinations. Certain of these options could involve the Company selling all or substantially all of its assets or capital stock. The Company has no current understandings, talks or agreements to sell all or any part of the Company.

Effects of Inflation

         The Company does not believe that inflation has had a significant impact on its operations for the fiscal year ended April 30, 1999.

Legal Proceedings

         Recent Legal Proceedings The Company was a defendant in a civil action styled Group Discount Dialing v. Group Long Distance, Inc., Case No. CV-96-025165 S, in Connecticut. In this action brought in October 1997, Group Discount Dialing sought approximately $500,000 as damages. The Company had also filed a counter suit in a civil action styled Group Long Distance, Inc. v. Sharon N. Kasek d/b/a Group Discount Dialing Case No. 94-0472 CA 5, in Florida. The Company was seeking $50,000 in damages for breach of contract. In May,1999 the parties signed a Mutual Release and

Settlement Agreement and the action has been dismissed in both Connecticut and Florida.

         Past Legal Proceedings The Company owed AT&T approximately $548,000 under a previously executed settlement agreement relating to certain billing disputes. The Company was a defendant in a civil action styled AT&T Corp. v. Group Long Distance, Inc., Civil Action No. 97-2226 (NAP), pending in the United States District Court for the District of New Jersey. In this action brought in April 1997, AT&T sought $612,324 and attorneys' fees as damages for breach of a settlement agreement entered into between AT&T and the Company in 1993. AT&T also sought to recover this $612,324 under a separate claim for unpaid tariff charges. The Company answered the complaint and asserted certain counterclaims. These counterclaims included claims for rescission of the settlement agreement as well as for damages in contract, in tort and pursuant to the Federal Communications Act. In June 1998 a Settlement Agreement was entered between the parties.

         On February 17, 1998 a Settlement Agreement was entered into between the Company and WorldCom, Inc. ("WorldCom") whereby the Company agreed to pay to WorldCom the total sum of $1,000,000 ("Settlement Amount") in full and complete settlement of all claims between the parties. $75,000 of the Settlement amount was payable upon execution of the Settlement Agreement, $75,000 was payable on the close of business on February 23, 1998 and the balance was payable in monthly installments of $50,000 per month commencing one month from execution of this Agreement. The balance of the Settlement Amount bore simple interest on the unpaid principal at the rate of 16% per annum. The Settlement Amount was fully reflected in the books of the Company and was included in Notes Payable for the year ended April 30, 1998. The Note was settled during the fiscal year ending April 30, 1999.

Recent Accounting Pronouncements

         In June 1998 the FASB issued statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

Subsequent Events

         Effective December 21, 1999, the Company appointed Mr. Jack Kanfer as a Director of the Company. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987, Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services a New York Stock Exchange listed company that was acquired by Waste Management.


         On December 8th, 1999, based on a settlement agreement ("TALK Agreement") with TALK, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and the release of all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK in terms of the TALK Agreement have been satisfied in full, and the exchange of mutual releases and other terms of the agreement.

         On November 18, 1999, Mr. Sam Hitner was confirmed as Chief Financial Officer of the Company by the Company's Board of Directors. Mr. Hitner had been appointed Acting Chief Financial Officer of the Company on September 11, 1999, following the resignation of Mr. Peter Russo.

         On October 13, 1999, Mr. Gerald M. Dunne, Jr. ("Dunne") resigned as President, Chief Executive Officer and a Director of the Company and it subsidiaries. On October 13, 1999, Mr. Glenn Koach, Vice President of the Company was appointed as President assuming the responsibilities of Mr. Dunne in such capacity. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Peter J. Russo.

         In connection with Dunne's resignation, on October 13, 1999, the Company and Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. The remaining $133,000 is to be paid by the Company in such amounts, to such parties, at such dates and upon the satisfaction of certain conditions as set forth in the Separation Agreement. Pursuant to the Separation Agreement, Dunne is also subject to confidentiality and non-compete provisions. Pursuant to the Separation Agreement, Dunne is also to receive (1) health insurance benefits for two years, (2) coverage under the Company's Directors and Officers insurance policy for two years and (3) a car allowance for one year effective September 1, 1999. Pursuant to the Separation Agreement, Dunne and the Company have also released each other against any and all claims that either may have against each other in connection with Dunne's employment by the Company. As at January 24, 2000 the Company has paid out $184,468 pursuant to the Separation Agreement

Pursuant to the Separation Agreement, the Company may engage Dunne as a consultant from time to time and Dunne will be compensated at the rate of $250 per hour for such services. As at January 24, 2000 the Company had paid out $500 to Mr. Dunne as consultant.

         Effective on October 13, 1999, Mr. Glenn S. Koach, formerly Executive Vice President of the Company, was appointed by the Company's Board of Directors, President of the Company, assuming the responsibilities of Mr. Dunne in such capacity. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Peter J. Russo.

         On September 11, 1999, Mr. Peter J. Russo resigned as Chief Financial Officer and a Director of the Company and each of its subsidiaries. Effective on September 11, 1999, Mr. Sam Hitner, Controller of the Company, was appointed Acting Chief Financial Officer of the Company, assuming the responsibilities of Mr. Russo in such capacity.

         On September 11, 1999 the Company and Mr. Russo entered into a Separation Agreement (the "Russo Separation Agreement") pursuant to which the Company agreed to pay to Mr. Russo severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 of which is payable in $10,000 monthly payments thereafter from an escrow account established by the Company in connection with the Separation Agreement. Pursuant to the Russo Separation Agreement, Russo has agreed not to compete with the Company and to maintain the confidentiality of certain information involving the Company. Russo has agreed to pay the Company any amount that may be due to Russo by an acquirer of the Company to offset payments made to Russo under the Russo Separation Agreement. Russo and the Company have also released each other against any and all claims that either may have against the other in connection with Russo's employment with the Company. The Separation Agreement also provides that the Company shall maintain its director and officer insurance policy with benefits provided currently under its policy for a two-year period from the date of this Agreement, with an additional three-year period thereafter, as long as it is commercially reasonable. As at January 24, 2000, the Company had paid $100,000 pursuant to the Separation Agreement.

         On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc., a corporation controlled by Mr. Peter J. Russo ("Torbay"), pursuant to which Torbay will provide consulting services to the Company. Torbay will receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company may extend the term for an additional two months, resulting in an additional $6,000 in monthly consulting fees. The Company can offset payments due to Torbay by any amount received by Russo by an acquirer of the Company that are in excess of the amount due to Russo under the Separation Agreement. As at January 24, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not extended after the expiration of the initial four-month term.

      In May 1999, Mr. John L. Tomlinson, a director of the Company was appointed a Vice President of the Company and effective October 13, 1999, was appointed as Chairman of the Board.

Factors That Could Affect Operating Results

         This Annual Report on Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC:

o The Company's agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a monthly commitment for such revenues of $100,000 for the first six months and $3,000,000 for the last six months (aggregate of $18,600,000). The Company had previously reported in its 10-KSB for the year ended April 30, 1998 and 10-QSBs dated July 31,1998, October 31, 1998 and January 31, 1999 and in certain press releases, that the exposure for the 1998 commitment was $36,000,000 in the aggregate, when infact it should have been reported as $18,600,000. For the fiscal year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge and as part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, the release of all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.

o The Company's operations are based upon an agreement with a TALK a long-distance carrier who provides access to phone lines and transmission facilities. The Company is dependent upon such carrier for such services, and there is a reasonable possibility that there could be equipment failures or other service interruptions that could materially affect the Company. Such delays could result in postponed or possibly lost sales, which could adversely affect the Company's results from operations.

o All of the Company's revenues are derived from calls routed through TALK, a nationwide telecommunications provider. Such revenues represented 100% in the current fiscal year, 96% and 74% of total revenues for the years ended April 30, 1998 and 1997, respectively. Poor performance by TALK could have material adverse affect on the Company's operating results.

o The Company's operating results are significantly affected by customer attrition rates. Customers are not obligated to purchase any minimum usage and may discontinue service without penalty at any time. The Company is not currently marketing its products or services.

o The Company is not currently marketing its products and services and therefore, the Company's revenues are likely to continue to decline. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Also, the Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers.

o The Company faces intense competition in the sale of its services and products. Many of these services and products are marketed by companies that are well established and have significantly greater financial resources than the Company. The Company is not engaging in any marketing activities due to the Company having determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. Because the reseller segment of the telecommunications industry has no substantial barriers to entry, competition from smaller resellers in the Company's target markets is also expected to continue to increase significantly. Recent regulatory changes may also result in significantly increased competition.

o The Company is subject to federal and state regulation. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, and certificates of authority may be conditioned, modified, canceled, terminated or revoked, any of which could have a material adverse effect on the Company.

o As a result of increased federal and state regulations governing the telemarketing of telecommunication services. These regulations addressed the issues of "slamming" (the unauthorized switching of a customer's preselected telecommunications provider) and "cramming" (the unauthorized billing of additional telecommunication services not requested by the customer) as they affect consumers and require far more stringent rules before switching a customers service to the Company's network. See "Industry Background and Government Regulation."

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

Item 7. Financial Statements

         The consolidated financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-18. The report of Grant Thornton LLP, independent certified public accountants, dated July 22, 1999, except for Note M, as to which date is December 8, 1999, is set forth on page F-1 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         Glenn S. Koach, 43, a former Director was appointed President on October 13, 1999. Mr. Koach was appointed as the Company's Executive Vice President on August 1, 1999 and a Director on

September 11, 1999. Mr. Koach succeeded Mr. Russo as a Class 1 Director upon
Mr. Russo's resignation. Mr. Koach is a Certified Public Accountant and had been a Principal and Investment Manager of Riverside Capital Advisors, an investment company based in South Florida. Mr. Koach has served as Chairman of the Board of Metro Airlines from 1994 to 1997, and is also President of Harvard Corporation, a private real estate investment company.

      Gerald M. Dunne, Jr., 36, had been President, Chief Executive Officer and Class 3 Director of the Company since February 1992 and Chairman since August 1997. From May 1989 to February 1992, Mr. Dunne was Senior Vice President and Vice President of Sales of the Company. On October 13, 1999, Mr. Dunne resigned as President, Chief Executive Officer, Chairman and Director of the Company and each of its subsidiaries. In connection with Dunne's resignation, the Company and Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. As at January 24, 2000 the Company has paid out $184,468 pursuant to the Separation Agreement.

      Sam D. Hitner, 42, On November 18, 1999, Mr. Hitner was appointed Chief Financial Officer by the Board of Directors of the Company. Mr. Hitner had been the Acting Chief Financial Officer since September 11, 1999 having assumed the responsibilities of Mr. Russo in such capacity and previously was the Controller of the Company since August 1995. He has been the Company Secretary since October 1997. From November 1994 to August 1995, Mr. Hitner was employed with John L. Tomlinson C.P.A., P.A., as a tax consultant.

      Peter J. Russo, 42, had been Chief Financial Officer and a Director of the Company since December 1996. On September 11, 1999, Mr. Russo resigned his position as Chief Financial Officer and Director. On September 11, 1999, Mr. Russo entered into a Consulting Agreement to remain as a consultant to the Company for the four-month term of the agreement, with a two-month option to extend by the Company. The Consulting Agreement was not renewed after the initial four-month term. As at January 24, 2000, the Company had paid $24,000 in consulting fees.

      Stanley A. Gottlieb, 69, has been a Class 3 Director of the Company since December 1997. Since 1966, Mr. Gottlieb is an Attorney, and prior to his retirement in December 1997, held various positions at The Hearst Corporation, most recently as Vice President-Taxes, and continues to act as Senior Tax consultant to The Hearst Corporation.


      Edward Harwood, 73, has been a Class 2 Director of the Company since September 1995. Mr. Harwood retired in 1989. For the 19 years prior to his retirement, Mr. Harwood held various executive positions with Gould Electronics Corporation, a computer manufacturing company.

      Jack Kanfer, 63, has been a Class 1 Director of the Company since December 21, 1999. Mr. Kanfer succeeded Mr. Dunne as a Director, upon his resignation. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987 Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services a New York Stock Exchange listed company that was acquired by Waste Management.

      John L. Tomlinson, 50, was appointed Chairman of the Board on October 13, 1999 upon Mr. Dunne's resignation and has been a Class 1 Director of the Company since November 1995. In May 1999, Mr. Tomlinson was appointed as a Vice President of the Company. Mr. Tomlinson is a Certified Public Accountant and has been in private practice since 1990. Mr. Tomlinson also serves as a director of Gateway American Bank of Florida.

      There are no family relationships between any of the Officers and Directors of the Company.

                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of any registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, all such reports were filed for the fiscal year ended April 30, 1999.

Item 10.  Executive Compensation

      The following table sets forth the compensation awarded or paid to, or earned by, the Company's Former Chief Executive Officer and Former Chief Financial Officer during the fiscal years ended April 30, 1999, 1998 and 1997. No other executive officer of the Company currently or formerly serving as an executive officer received a total salary and bonus of $100,000 for the fiscal year ended April 30, 1999. Accordingly, no information is reported for such persons.

                                            Summary Compensation Table

----------------------------------------- ------ ---------------------------------------- --------------------------
      Name and Principal Position         Fiscal           Annual Compensation             Long Term Compensation
                                          Year
                                                 ----------- ------------ --------------- ----------- --------------
                                                 Salary ($)   Bonus ($)       Other         Awards       Payouts
                                                                              Annual
                                                                           Compensation
                                                                               ($)
                                                                                          ----------- --------------
                                                                                          Securities    All Other
                                                                                          Underlying  Compensation
                                                                                           Options         ($)
                                                                                             (#)
----------------------------------------- ------ ----------- ------------ --------------- ----------- --------------
Gerald M. Dunne, Jr. (5)                  1999     $165,000      $36,000      $17,801(1)       --(4)      $4,500(2)
   Former Chairman, Chief Executive       1998     $150,000     $255,000      $21,296(1)          --      $4,500(2)
   Officer and President                  1997     $122,000      $88,000      $19,897(1)     250,000        $225(2)
----------------------------------------- ------ ----------- ------------ --------------- ----------- --------------
Peter J. Russo (6)                        1999     $100,000      $18,000      $10,043(3)       --(4)      $3,000(2)
   Former Chief Financial Officer         1998      $85,000      $70,000       $9,132(3)      14,000      $2,550(2)
                                          1997      $27,692      $25,000       $1,805(3)      36,000             --
----------------------------------------- ------ ----------- ------------ --------------- ----------- --------------

--------------
(1) For Mr. Dunne, Jr. - Fiscal 1999 amount includes auto expenses of $11,982 and medical expense coverage of $5,819: Fiscal 1998 amount includes auto expenses of $17,123 and medical expense coverage of $4,173: Fiscal 1997 amount includes: car allowance of $11,905, medical expense coverage of $4,636 and commission income of $3,356.

(2) In April 1997, the Company commenced its 401(k) plan. The amount reported represents the Company's matching contribution for the fiscal year ended April 30, 1999. The plan was terminated in March 1999.

(3) For Mr. Russo - Fiscal 1999 amount includes auto expenses of $4,800 and medical expense coverage of $5,243: Fiscal 1998 amount includes auto expenses of $4,800 and medical expense coverage of $4,032: Fiscal 1997 amount includes: medical expense coverage of $1,805.

(4) On July 2, 1998 the Company's Board of Directors granted 75,000 options and 30,000 options to purchase shares of common stock at $1.375 a share to Mr. Dunne and Mr. Russo, respectively. These options were both subsequently relinquished during the fiscal year ending April 30, 1999.

      On October 9, 1998 the Company's Board of Directors granted 125,000 options and 50,000 options to purchase shares of common stock at $0.50 a share to Mr. Dunne and Mr. Russo, respectively. These options were both subsequently relinquished during the fiscal year ending April 30, 1999.

(5) On October 13, 1999, Mr. Dunne resigned as Chairman, Chief Executive Officer and President. Mr. Glenn Koach, formerly Executive Vice President, was appointed as President on October 13, 1999. Effective November 1999 pursuant to the terms of an employment agreement, Mr. Koach receives a monthly salary of $12,500 and a car allowance of $500. For the year ended April 30, 1999, Mr. Koach did not receive any compensation from the Company.

(6) On September 11, 1999, Mr. Russo resigned as Chief Financial Officer of the Company. Mr. Russo entered into a Consulting Agreement to remain as a consultant to the Company for the four-month term of the Agreement, with a two-month option to extend by the Company. The Consulting Agreement was not renewed after the initial four-month term. Mr. Russo was succeeded by Mr. Hitner as Chief Financial Officer, formerly the Controller of the Company.

Employment Agreements

         Effective on October 13, 1999, Mr. Glenn S. Koach, formerly Executive Vice President of the Company, was appointed by the Company's Board of Directors, President of the Company, assuming the responsibilities of Mr. Dunne in such capacity. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Peter J. Russo.

         In November 1999, the Company and Mr. Koach entered into a one-year employment agreement providing for his employment as the Company's President and Chief Executive Officer with an annual base salary of $150,000 per year. The agreement shall be automatically renewed for one-year periods, unless either party to the agreement gives written notice to the other party not less than ninety days (90) prior to the expiration of such period. The agreement provides for a bonus based on the Company's performance, profitability, positive cash flow and other factors as may be determined by the Option and Compensation Committee of the Board of Directors. Mr. Koach shall also be entitled to stock options in accordance with the Company's 1996 Stock Option. The agreement provides that in the event of termination for cause, Mr. Koach shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause, Mr. Koach will receive a severance payment equal to three months of his then annual base salary. The agreement also includes a three-month agreement not to compete commencing on the date of termination.

     On October 13, 1999, Mr. Gerald M. Dunne, Jr. ("Dunne") resigned as President, Chief Executive Officer and a Director of the Company and each of its subsidiaries. In connection with Dunne's resignation, on October 13, 1999, the Company and Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. The remaining $133,000 is to be paid by the Company in such amounts, to such parties, at such dates and upon the satisfaction of certain conditions as set forth in the Separation Agreement. Pursuant to the Separation Agreement, Dunne is also subject to confidentiality and non-compete provisions. Pursuant to the Separation Agreement, Dunne is also to receive (1) health insurance benefits for two years, (2) coverage under the Company's Directors and Officers insurance policy for two years and (3) a car allowance for one year effective September 1, 1999. Pursuant to the Separation Agreement, Dunne and the Company have also released each other against any and all claims that either may have against each other in connection with Dunne's employment by the Company. As at January 24, 2000 the Company has paid out $184,468 pursuant to the Separation Agreement.

     Pursuant to the Separation Agreement, the Company may engage Dunne as a consultant from time to time and Dunne will be compensated at the rate of $250 per hour for such services. As at January 24, 2000 the Company had paid out $500 to Mr. Dunne as consultant.

     In February 1997, the Company and Gerald M. Dunne, Jr. had entered into a two-year employment agreement providing for his employment as the Company's President and Chief Executive Officer with an annual base salary of $130,000 for the first year, increasing to $150,000 for the second year and, effective May 1, 1998, $165,000. The agreement provided for a bonus based on certain earnings criteria. The agreement provided that in the event of termination: (i) without cause or by Mr. Dunne for cause, or by either party in connection with a change in control (as defined in the agreement) of the Company, Mr. Dunne would receive a lump sum severance pay equal to his then annual base salary and disability, accident and health insurance benefits substantially similar to those insurance benefits Mr. Dunne was receiving immediately before the termination for cause;
(ii) as a result of the incapacity of Mr. Dunne, Mr. Dunne shall be entitled to continue to receive 60% of his salary for a two-year period from the date of termination; and (iii) as a result of the death of Mr. Dunne, his estate shall be entitled to any benefits accrued under the Company's death, disability or other benefit plan and shall be entitled to receive a lump sum payment equal to his then annual base salary. The agreement also included a one-year noncompete covenant commencing on the date of termination. The agreement was renewed for a one year period.

     On September 11, 1999, Mr. Peter Russo resigned as Chief Financial Officer and a Director of the Company and it subsidiaries. On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc., a corporation controlled by Mr. Russo ("Torbay"), pursuant to which Torbay will provide consulting services to the Company. Torbay will receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company may extend the term for an additional two months, resulting in an additional $6,000 in monthly consulting fees. The Company can offset payments due to Torbay by any amount received by Mr. Russo by an acquirer of the Company that are in excess of the amount due to Mr. Russo under the Separation Agreement. As at January 24, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not renewed after the initial four-month term.

         In May 1997, the Company and Mr. Peter J. Russo had entered into a two-year employment agreement providing for his employment as the Company's Chief Financial Officer with an annual base salary of $85,000 per year increased to $100,000 in the year ending April 30, 1999. The agreement provided for a bonus based on certain earnings criteria. The agreement provided that in the event of termination without cause, Mr. Russo would receive a lump sum severance pay equal to twelve months of his then annual base salary. The agreement also included a twelve-month noncompete covenant commencing on the date of termination. The agreement was renewed for a one-year period.

      The following table provides certain information regarding the stock options granted during the year ended April 30, 1999 to certain of the Company's former executive officers named in the Summary Compensation Table.

                              Option Grants For the Fiscal Year Ended April 30, 1999

---------------------------------- ------------------- -------------------- ------------------- --------------------
              Name                     Number of           % of Total          Exercise of        Expiration Date
                                       Securities        Options Granted        Base Price
                                       Underlying          to Employees          $/Share
                                        Options           in Fiscal Year
                                     Granted(#)(1)
---------------------------------- ------------------- -------------------- ------------------- --------------------
Gerald M. Dunne, Jr.                     (1)(2)                 --                  --                   --
Peter J. Russo                           (1)(2)                 --                  --                   --
---------------------------------- ------------------- -------------------- ------------------- --------------------

------------------
(1) On July 2, 1998 the Company's Board of Directors granted 75,000 options and 30,000 options to purchase shares of common stock at $1.375 a share to Mr. Dunne, former President and Chief Executive Officer, and Peter J. Russo, former Chief Financial Officer, respectively. These options were both subsequently relinquished during the year ending April 30, 1999.

(2) On October 9, 1998 the Company's Board of Directors granted 125,000 options and 50,000 options to purchase shares of common stock at $0.50 a share to Gerald M. Dunne,,Jr, former President and Chief Executive Officer, and Peter J. Russo, former Chief Financial Officer, respectively. These options were both subsequently relinquished during the year ending April 30, 1999.

      The following table sets forth certain information for the former executive officers named in the Summary Compensation Table with respect to the exercise of options to purchase Common Stock during the fiscal year ended April 30, 1999 and the number and value of securities underlying unexercised options held by these former executive officers as of April 30, 1999.

                  Aggregated Option Exercises In the Year Ended
                April 30, 1999 and Fiscal Year-End Option Values

-------------------------------- ----------------- --------------- ------------------------ ------------------------
             Name                     Shares       Value Realized         Number of          Value of Unexercised
                                   Acquired on                      Securities Underlying    In-the-Money Options
                                   Exercise (#)                      Unexercised Options       at April 30, 1999
                                                                   Held at April 30, 1999   Exercisable/Unexercisable
                                                                   Exercisable/Unexercisable
-------------------------------- ----------------- --------------- ------------------------ ------------------------
Gerald M. Dunne, Jr.                      --              --          250,000/0                        0/$0
Peter J. Russo                            --              --          45,333/4,667                     0/$0

-------------------------------- ----------------- --------------- ------------------------ ------------------------

Item 11.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth information, known to the Company with respect to the beneficial ownership of its Common Stock as of April 30, 1999 for
(i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers and (iv) all directors and former executive officers as a group.

--------------------------------------------------------------------------- --------------------- ------------------
                                   Name                                       Number of Shares      Percentage of
                                                                                Beneficially        Total Voting
                                                                                   Owned              Shares(1)
--------------------------------------------------------------------------- --------------------- ------------------
Mr. H. T. Ardinger, Jr.                                                          400,000(2)              10.4%
    9040 Governors Row
    Dallas, Texas 75247-3774
Mr. Gerald M. Dunne, Jr., Former Chairman, President and Chief
    Executive Officer (8)                                                        479,182(3)              12.4%
Mr. Peter J. Russo, Former Chief Financial Officer (9)                            46,333(4)               1.3%
Mr. Sam D. Hitner, Chief Financial Officer and Secretary (10)                     23,483(5)               0.6%
Mr. Edward Harwood, Director                                                      94,668(6)               2.4%
Mr. Stanley A. Gottlieb, Director                                                  7,000                  0.2%
Mr. John L. Tomlinson, Vice President, Chairman of Board and Director (11)        34,066(6)               0.9%
All directors and executive officers as a group (6 persons) (13)                 687,732(7)              17.8%
--------------------------------------------------------------------------- --------------------- ------------------

----------------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying the options or warrants held by such person that are exercisable within 60 days of the date hereof, but excludes shares of common stock underlying options or warrants held by any other person.

(2) Includes 100,000 shares of common stock and 300,000 shares of common stock issuable upon the exercise of redeemable warrants.

(3) Includes currently exercisable options to purchase 250,000 shares of common stock at an exercise price of $5.0625 per share and expiring on January 23, 2002.

(4) Includes currently exercisable options to purchase 36,000 shares of common stock at an exercise price of $5.0625 per share and expiring on January 23, 2002, and 9,333 shares of common stock at an exercise price of $3.875 per share expiring May 2002.

(5) Includes currently exercisable options to purchase 15,000 shares of common stock at an exercise price of $1.375 per share and expiring on January 23, 2002, 1,878 shares of common stock at an exercise price of $1.375 per share and expiring in July 2003, and 2,605 shares of common stock at an exercise price of $0.50 per share and expiring in October 2003.

(6) Includes currently exercisable options to purchase 20,000 shares of common stock at an exercise price of $5.0625 per share and expiring on January 23, 2002.

(7) Includes an aggregate of currently exercisable options to purchase 326,000 shares of common stock at an exercise price of $5.0625 per share and expire on January 23, 2002, 9,333 shares of Common Stock at an exercise price of $3.875 per share and expire in May 2002, 15,000 shares of common stock at an exercise price of $1.375 per share and expiring on January 23, 2002, 1,878 shares of common stock at an exercise price of $1.375 per share and expire in July 2003, and 2,605 shares of Common Stock at an exercise price of $0.50 per share and expire in October 2003.

(8) On October 13, 1999, Mr. Dunne resigned in terms of a Separation Agreement with the Company as Chairman, Chief Executive Officer and President of the Company. Mr. Dunne has pledged his common stock as collateral for any outstanding personal income tax liabilities. On October 13, 1999, Mr. Koach was appointed as President of the Company, assuming the responsibilities of Mr. Dunne. On August 1, 1999, Mr. Koach a former Director had joined the Company as Executive Vice President. On September 11, 1999, Mr. Koach was appointed a Director.

(9) On September 11, 1999, Mr. Russo resigned as Chief Financial Officer and Director of the Company. Mr. Russo entered into a Consulting Agreement to remain as a consultant to the Company. On September 11, 1999, Mr. Hitner was appointed as Acting Chief Financial Officer, assuming the responsibilities of Mr. Russo.

(10) On November 18, 1999 Mr. Hitner was confirmed as Chief Financial Officer by the Company's Board of Directors. On September 11, 1999, Mr. Hitner, formerly the Controller of the Company, was appointed Acting Chief Financial Officer, assuming the responsibilities of Mr. Russo in such capacity.

(11) On October 13, 1999, Mr. Tomlinson, Vice-President and a Director of the Company, was appointed as Chairman of the Board upon the resignation of Mr. Dunne.

(13) Totals exclude Mr. Dunne, the former Chairman, Chief Executive Officer and President of the Company (refer note 8) and Mr. Russo, the former Chief Financial Officer of the Company (refer note 9). Mr. Dunne, beneficially owns 479,182 shares, which include currently exercisable options to purchase 250,000 shares of common stock at an exercise price of $5.0625 and expiring on January 23, 2002. Mr. Russo, beneficially owns 49,333 shares, which includes currently exercisable options to purchase 36,000 shares of common stock at an exercise price of $5.0625 per share and expiring on January 23, 2002, and 9,333 shares of common stock at an exercise price of $3.875 per share expiring May 2002.

Item 12.  Certain Relationships and Related Transactions

      In September 1995, the Company issued a promissory note to John L. Tomlinson, Chairman of the Board and a director of the Company, and Philip C. Cezeaux, an unaffiliated third party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusted semi-annually based on the prime rate plus 2% and principal and interest was payable in equal monthly installments of $2,600 until September 1999. The promissory note was repaid in full in February 1999. As an inducement for the loan, the Company issued options in September 1995 to Messrs. Tomlinson and Cezeaux to purchase 47,635 shares of Common Stock at a price of $3.15 per share. These options expired on September 30, 1997, and 16,700 shares were exercised in September 1997.

         For the year ended April 30, 1999 and 1998, John L. Tomlinson Chairman of the Board and a director of the Company performed taxation services for the Company. John L. Tomlinson CPA, PA was paid for these services approximately $19,000 and $10,000 for the year ending April 30, 1999 and 1998, respectively. In May 1999, Mr. Tomlinson was appointed a Vice President of the Company.

         On September 11, 1999, Mr. Peter J. Russo resigned as Chief Financial Officer and a Director of the Company and it subsidiaries. On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc., a corporation controlled by Mr. Peter J. Russo ("Torbay"), pursuant to which Torbay will provide consulting services to the Company. Torbay will receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company may extend the term for an additional two months, resulting in an additional $6,000 in monthly consulting fees. The Company can offset payments due to Torbay by any amount received by Russo by an acquirer of the Company that are in excess of the amount due to Russo under the Separation Agreement.

          On October 13, 1999, Mr. Gerald M. Dunne, Jr. ("Dunne") resigned as President, Chief Executive Officer and a Director of the Company and each of its subsidiaries. In connection with Dunne's resignation, on October 13, 1999, the Company and Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. The remaining $133,000, is to be paid by the Company in such amounts, to such parties, at such dates and upon the satisfaction of certain conditions as set forth in the Separation Agreement. Pursuant to the Separation Agreement, Dunne is also subject to confidentiality and non-compete provisions. Pursuant to the Separation Agreement, Dunne is also to receive (1) health insurance benefits for two years, (2) coverage under the Company's Directors and Officers insurance policy for two years and (3) a car allowance for one year effective September 1, 1999. Pursuant to the Separation Agreement, Dunne and the Company have also released each other against any and all claims that either may have against each other in connection with Dunne's employment by the Company. As at January 24, 2000 the Company has paid out $184,468 pursuant to the Separation Agreement.

          Pursuant to the Separation Agreement, the Company may engage Dunne as a consultant from time to time and Dunne will be compensated at the rate of $250 per hour for such services. As at January 24, 2000 the Company had paid out $500 to Mr. Dunne as consultant.

Item 13.  Exhibits, List and Reports on Form 8-K

         (a) Exhibits

Exhibit
Number         Description of Exhibits
------         -----------------------

      3.1      --       Amended and Restated Articles of Incorporation of
                        Registrant. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No.
                        333-17681) filed March 3, 1996 and incorporated herein by reference.)

      3.2      --       Amended and Restated By-laws of Registrant. (Filed as an
                        Exhibit to Amendment No. 1 to the Company's Registration
                        Statement on Form SB-2 (No. 333-17681) filed March 3,
                        1996 and incorporated herein by reference.)

      4.1      --       Form of Representative's Warrant Agreement including
                        Form of Representative's Warrant Certificates. (Filed as an Exhibit to Amendment No. 1 to the Company's
                        Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

      4.2      --       Form of Redeemable Warrant Agreement including Form of
                        Warrant Certificate. (Filed as an Exhibit to Amendment
                        No. 1 to the Company's Registration Statement on Form
                        SB-2 (No. 333-17681) filed March 3, 1996 and
                        incorporated herein by reference.)

      4.3      --       Form of Common Stock Certificate. (Filed as an Exhibit
                        to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

    10.11      --       Second Amendment and Renewal of Lease between Registrant
                        and Gateway Investments Corporation regarding 1451 West
                        Cypress Creek Road, Fort Lauderdale, Florida dated
                        February 5, 1996. (Filed as an Exhibit to the Company's
                        Registration Statement on Form SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

    10.16      --       Purchase Agreement and Plan of Exchange between
                        Registrant and Adventures-in-Telecom. Inc. dated July 3,
                        1996. (Filed as an Exhibit to the Company's report on Form 10-KSB dated August 12, 1996 and incorporated herein by reference.)

    10.17      --       Loan Agreement between Registrant and TALK dated July
                        11, 1996. (Filed as an Exhibit to the Company's report on Form 10-KSB dated August 12, 1996 and incorporated herein by reference.)

    10.18      --       Consent and Amendment between TALK, and Registrant dated
                        December 2, 1996. (Filed as an Exhibit to the Company's
                        Registration Statement on Form SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

    10.19      --       Consent and Amendment between TALK and the Registrant
                        dated January 31, 1997. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

    10.20      --       Agreement between TALK and the Registrant, dated
                        February 28, 1997. (Filed as an Exhibit to the Company's
                        Annual Report on Form 10-KSB for the year ended April
                        30, 1998 and incorporated herein by reference.)

    10.23      --       Employment Agreement of Gerald M. Dunne, Jr. with
                        Registrant. (Filed as an Exhibit to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (No.
                        333-17681) filed March 21, 1997 and incorporated herein by reference.)

    10.24      --       1996 Stock Option Plan. (Filed as an Exhibit to
                        Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

    10.25      --       Stock Purchase Agreement dated as of August 11, 1997
                        between the Registrant and the selling shareholders of Eastern Telecommunication Incorporated, together with all exhibits thereto. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

    10.26      --       Separation Agreement between Peter J. Russo with
                        Registrant.

    10.27      --       Consulting Agreement between Torbay Management Services,
                        Inc., with Registrant.

    10.28      --       Separation Agreement between Gerald M. Dunne, Jr. with
                        Registrant.

    10.29      --       Employment Agreement of Glenn S. Koach with Registrant.

    10.30      --       Sublease Agreement between ADMINASSISTANCE with the
                        Registrant dated November 4, 1999.

     21.1      --       Subsidiaries of Registrant.

     27.1      --       Financial Data Schedule.

         (b) Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ended April 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of January, 2000.

                                                       GROUP LONG DISTANCE, INC.

                                                       By: /s/ Glenn S. Koach
                                                           ---------------------
                                                           Glenn S. Koach

         Pursuant to the requirements of the Securities Exchange Act of 1945, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                 Signature                                    Title                                    Date
            --------------------                   ---------------------------                   ----------------
            /s/ Glenn S. Koach                 President and Chief Executive Officer             January 24, 2000
           ------------------------            (Principal Executive Officer)
              Glenn S. Koach


           /s/ Sam D. Hitner                   Chief Financial Officer                           January 24, 2000
           ------------------------            (Principal Financial Officer)
              Sam D. Hitner


           /s/ John L. Tomlinson               Chairman of the Board and
           ------------------------            Vice President                                    January 24, 2000
              John L. Tomlinson


           /s/ Edward Harwood                  Director                                          January 24, 2000
           ------------------------
             Edward Harwood


           /s/ Stanley Gottlieb                Director                                          January 24, 2000
           ------------------------
             Stanley Gottlieb

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            GROUP LONG DISTANCE, INC.
                                AND SUBSIDIARIES

                             April 30, 1999 and 1998

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Group Long Distance, Inc.

We have audited the accompanying consolidated balance sheets of Group Long Distance, Inc. and Subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Long Distance, Inc. as of April 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Fort Lauderdale, Florida
July 22, 1999 (except for Note M, as to which the date is December 8, 1999)

                   Group Long Distance, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    April 30,


                               ASSETS

                                                                         1999                1998
                                                                  ----------------    ---------------
Current assets
    Cash                                                          $        502,946    $       303,962
    Accounts receivable less allowance for doubtful
      accounts of $388,000 and $472,000 at April 30,
      1999 and 1998, respectively                                        1,291,461          8,478,598
    Prepaid expenses and other current assets                                6,155             98,710
                                                                  ----------------    ---------------
              Total current assets                                       1,800,562          8,881,270
                                                                  ----------------    ---------------
Property and equipment, net                                                 13,168             94,771
Customer acquisition costs, net                                                 -             937,484
                                                                  ----------------    ---------------
              Total assets                                        $      1,813,730    $     9,913,525
                                                                  ================    ===============
              LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
    Line of credit                                                $             -     $        87,044
    Volume shortfall charge payable, net                                   407,738                 -
    Accounts payable                                                       476,084         15,816,506
    Deferred revenue                                                     3,012,244                 -
    Income taxes payable                                                 1,769,900                 -
    Accrued expenses and other liabilities                                 511,953            632,600
    Current portion of long-term debt                                           -           1,196,882
                                                                  ----------------    ---------------
              Total current liabilities                                  6,177,919         17,733,032
                                                                  ----------------    ---------------
Long-term debt, net of current portion                                          -             112,280
                                                                  ----------------    ---------------
              Total liabilities                                          6,177,919         17,845,312
                                                                  ----------------    ---------------
Stockholders' deficit
Preferred stock, no par value, 2,000,000 shares
  authorized; no shares issued and outstanding                                  -                  -
Common stock, no par value, 12,000,000 shares
  authorized; 3,500,402 and 3,502,783 shares issued
  and outstanding as of April 30, 1999 and 1998,
  respectively                                                                  -                  -
Additional paid-in capital                                               5,913,988          5,913,988
Accumulated deficit                                                    (10,278,177)       (13,845,775)
                                                                  ----------------    ---------------
              Total stockholders' deficit                               (4,364,189)        (7,931,787)
                                                                  ----------------    ---------------
              Total liabilities and stockholders' deficit         $      1,813,730    $     9,913,525
                                                                  ================    ===============


The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended April 30,


                                                                    1999                1998
                                                             ----------------    ---------------

Sales                                                        $     22,837,340    $    54,340,938
Cost of sales                                                      11,834,036         38,118,173
                                                             ----------------    ---------------
               Gross profit                                        11,003,304         16,222,765
Selling, general and administrative expenses                        3,463,625          9,345,163
Telemarketing expenses                                                     -          26,570,215
Depreciation and amortization                                       1,019,087          2,369,410
Volume shortfall charge                                             1,100,000                 -
                                                             ----------------    ---------------
               Income (loss) from operations                        5,420,592        (22,062,023)
Gain on sale of investment                                                 -          13,418,926
Interest expense, net                                                  83,094            340,333
                                                             ----------------    ---------------
               Income (loss) before income taxes                    5,337,498         (8,983,430)
Income tax                                                          1,769,900            649,900
                                                             ----------------    ---------------
               Net income (loss)                             $      3,567,598    $    (9,633,330)
                                                             ================    ===============
Net income (loss) per common share - basic                   $          1.02     $        (2.76)
                                                             ===============     ==============
Net income (loss) per common share - diluted                 $          1.00     $        (2.76)
                                                             ===============     ==============



The accompanying notes are an integral part of these statements.

                               Group Long Distance, Inc. and Subsidiaries

                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                               For the Years Ended April 30, 1999 and 1998


                                                                                                                   Total
                                      Shares of                          Additional                             Stockholders'
                                        Common        Common              Paid-in          Accumulated            Equity
                                        Stock         Stock               Capital            Deficit             (Deficit)
                                        -----         -----               -------            -------             ---------

Balance, April 30, 1997               3,462,354    $           -      $    5,848,819    $     (4,212,445)   $     1,636,374

Exercise of stock options                40,429                -              65,169                  -              65,169

Net loss                                     -                 -                  -           (9,633,330)        (9,633,330)
                                ---------------    --------------     --------------    ----------------    ---------------

Balance, April 30, 1998               3,502,783                -           5,913,988         (13,845,775)        (7,931,787)

Return of stock                          (2,381)               -                  -                   -                  -

Net income                                   -                 -                  -            3,567,598          3,567,598
                                ---------------    --------------     --------------    ----------------    ---------------

Balance, April 30, 1999               3,500,402    $           -      $    5,913,988    $    (10,278,177)   $    (4,364,189)
                                ===============    ==============     ==============    ================    ===============






The accompanying notes are an integral part of this statement.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended April 30,


                                                                                    1999                1998
                                                                             ----------------    ---------------
Cash flows from operating activities
     Net income (loss)                                                       $      3,567,598    $    (9,633,330)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
         Depreciation and amortization                                              1,019,087          2,369,410
         Provision for bad debts                                                    1,389,352          2,043,301
         Gain on sale of investment                                                        -         (13,418,926)
         Forgiveness of debt                                                         (433,484)                -
         Changes in assets and liabilities
              Decrease (increase) in accounts receivable                            5,797,785         (7,028,744)
              Decrease in notes receivable                                                 -              32,261
              Decrease in deferred tax asset                                               -             649,900
              Decrease in prepaid expenses and other current assets                    92,555            366,845
              Increase in volume shortfall charge payable                             407,738                 -
              (Decrease) increase in accounts payable                             (15,221,521)        11,261,679
              Decrease in accrued expenses and other liabilities                     (120,647)          (158,140)
              Increase in deferred billing revenue                                  3,012,244                 -
              Increase in income taxes payable                                      1,769,900                 -
                                                                             ----------------    ---------------
                  Net cash provided by (used in) operating activities               1,280,607        (13,515,744)
                                                                             ----------------    ---------------

Cash flows from investing activities
     Acquisitions of property and equipment                                                -             (23,436)
     Decrease in other assets                                                              -              37,236
     Purchase of investments                                                               -          (5,495,760)
     Proceeds from sale of investments                                                     -          26,616,720
                                                                             ----------------    ---------------
                  Net cash provided by investing activities                                -          21,134,760
                                                                             ----------------    ---------------

Cash flows from financing activities
     Net (payments) borrowings under line of credit agreement                         (87,044)            87,044
     Principal repayments of long-term debt                                          (994,579)        (9,444,813)
     Proceeds from the sale of common stock                                                -              65,169
                                                                             ----------------    ---------------
                  Net cash used in financing activities                            (1,081,623)        (9,292,600)
                                                                             ----------------    ---------------

Net increase (decrease) in cash                                                       198,984         (1,673,584)

Cash at beginning of year                                                             303,962          1,977,546
                                                                             ----------------    ---------------

Cash at end of year                                                          $        502,946    $       303,962
                                                                             ================    ===============

Noncash investing and financing activity:
     In 1997, the Company acquired Eastern Telecommunications Incorporated with two $3.5 million notes and the assumption of approximately
     $1.2 million of liabilities.


The accompanying notes are an integral part of this statement.

                   Group Long Distance, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations

     The Company is a non-facilities based reseller of long distance telecommunication services. The Company utilizes service contracts to provide its customers with switched, dedicated and private line services through its long distance telecommunications carrier TALK.com, Inc. (herein referred to as TALK) (formerly Tel-Save, Inc.)

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances have been eliminated in consolidation.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     Property and Equipment

     Additions and major renewals to property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over an estimated useful life of five years for office equipment, furniture and fixtures and leasehold improvements. Total accumulated depreciation was $113,877 and $273,736 at April 30, 1999 and 1998, respectively.

     Customer Acquisition Costs

     Customer acquisition costs represent the net cost of purchased customer accounts which, historically, were generally amortized over five years utilizing an accelerated method. The Company's amortization method and life are based on estimated attrition rates and attempt to match these costs with the corresponding revenues. Accumulated amortization was $7,607,743 and $6,670,259 at April 30, 1999 and 1998, respectively, and the customer acquisition costs have been fully amortized as of April 30, 1999.





                                                                   (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Customer Acquisition Costs - Continued

     In December 1996, as a result of higher than expected customer attrition, the Company accelerated the amortization costs of the AIT customer base. The Company used a first year amortization rate of 75% compared to the estimated rate of 30% which the Company was previously using. The Company amortized the remaining balance using 15% in year two and 10% in year three. Year three, fiscal 1999, is the final year of amortization for these customer acquisition costs. The amortization expense for the year ended April 30, 1999 was $937,484. The higher than expected attrition resulted from delays in implementing the Company's service and retention program which relied in part, on TALK's installation of its AT&T (now Lucent Technologies, Inc.) digital switching equipment. Additionally, increasingly competitive industry conditions have affected the attrition rate.

     Employee Benefit Plan

     The Company adopted the Group Long Distance Inc. Retirement Savings and 401(k) Plan (the "Plan") effective January 1, 1997. Participation in the Plan was offered to eligible employees of the Company. Generally, all employees of the Company who are 21 years of age and who have completed three months of service were eligible for participation in the Plan. The Plan is a defined contribution plan which allows participants to make voluntary salary deferral contributions of between 1% and 15% of their compensation up to a maximum amount as statutorily determined. The Company made matching contributions of 50% of the first 6% of the participant's contribution of $17,186 and $16,400 for the year ended April 30, 1999 and 1998, respectively. The Company terminated the Plan as of March 31, 1999.

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



                                                               (continued)

                   Group Long Distance, Inc. and Subsidiaries

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             April 30, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Deferred Revenues

     Deferred revenue includes the funds collected from its customers and held by the Company's long distance telecommunications carrier. The funds were being held by the carrier as a result of the Company's failure to satisfy the volume purchase commitment in the contract with the carrier for which collectibility is uncertain. The Company will continue to defer additional funds held as they are earned until they are received. The revenue will be recorded in income in the period in which the uncertainty is lifted.

     In December 1999, the Company's carrier remitted all funds held (see Note
     M). At that time, the related revenue was recognized as the uncertainty was lifted.

     Earnings (Loss) Per Share

     Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. The total number of such weighted average shares was 3,502,463 and 3,487,922 for the years ended April 30, 1999 and 1998, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

     The following table illustrates the reconciliation of the income (loss) and weighted average number of shares of the basic and diluted earnings per share computations:




                                 Year Ended April 30, 1999                     Year Ended April 30, 1998
                         ------------------------------------------     -----------------------------------------
                                           Weighted                                      Weighted
                                            Average      Per Share                        Average       Per Share
                          Net Income        Shares         Amount        Net Loss         Shares          Amount
                          ----------        -------      ----------     ---------        --------     -----------

        Basic EPS        $ 3,567,598      3,502,463    $       1.02    $(9,633,330)     3,487,922    $     (2.76)

        Diluted EPS        3,567,598      3,584,327    $       1.00    $(9,633,330)     3,487,922    $     (2.76)


     Included in diluted shares are common stock equivalents relating to options of 81,864 for 1999. All stock options were anti-dilutive in 1998. Options to purchase 465,000 shares of common stock at prices ranging from $1.38 to $5.06, which were outstanding during 1999, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. These options were granted in 1997 through 1999 and become exercisable over the next two years.

                                                                 (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 1999 and 1998.

     Stock Options

     Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. In October 1995, the Financial Accounting Standards Board issued Statement 123, "Accounting for Stock-Based Compensation," which require additional proforma disclosures for companies, such as Group Long Distance, Inc. that will continue to account for employee stock options under the intrinsic value method specified in APB 25 (see Note H).

     Comprehensive Income

     In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. The new standard has no effect on the Company's financial condition or results of operation.



                                                                  (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Segment Reporting

     In June 1997, the FASB issued Statement of Financial Accounting Standard 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. SFAS 131 requires that the definition of operating segments align with the measurements used internally to assess performance. These financial statements reflect the adoption of SFAS 131. The Company has one single reporting segment. The Company's revenues are derived from customers located in the United States and all the Company's long lived assets are located in the United States.

     Recently Issued Pronouncement

     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

NOTE B - CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable which are due from small and medium size businesses. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral.

     The Company's revenues are derived from calls routed through TALK network switching equipment utilizing AT&T transmission facilities. The use of the equipment and transmission facilities are afforded through the Partition Agreement the Company has with TALK. TALK may suspend services or terminate the agreement upon the occurrence of any event of default by the Company. Such revenues represented 100% and 96% of total revenues in fiscal 1999 and 1998, respectively.

NOTE C - LINE OF CREDIT

     In 1999, the Company repaid the line of credit of $87,044 and did not renew the line of credit agreement.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE D - LONG-TERM DEBT

     Long-term debt is comprised of the following at April 30:


                                                                              1999                 1998
                                                                            ----------          ----------
         Unsecured promissory  note payable to a Corporation
         in connection with an acquisition. The note
         was paid in full in May 1998.                                      $       -           $    7,394

         Unsecured non-interest bearing settlement  payable
         to AT&T. In June 1998, the parties executed
         mutual releases and the action was dismissed
         and settled.                                                               -              547,500

         Unsecured promissory note payable to a director
         of the Company and an unaffiliated third party.
         The note was paid in full.                                                 -               41,988

         Unsecured interest bearing note at 16% relating
         to the WorldCom accounts payable. The
         note was settled.                                                          -              712,280
                                                                            ----------          ----------

                                                                                    -            1,309,162

         Less current portion of long-term debt                                     -            1,196,882
                                                                            ----------          ----------

                                                                            $       -           $  112,280
                                                                            ==========          ==========


NOTE E - INCOME TAXES

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

                                                            (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998




NOTE E - INCOME TAXES - Continued

     The provision for income taxes consists of the following at April 30,:


                                                         1999                1998
                                                   ---------------     ---------------
                           Current
                               Federal             $     1,502,600     $            -
                               State                       267,300                  -
                           Deferred                             -              649,900
                                                   ---------------     ---------------

                                                   $     1,769,900     $       649,900
                                                   ===============     ===============


     The expense (benefit) for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 1999 and 1998:


                                                                             1999               1998
                                                                       ---------------    ----------------
           Expense (benefit) for income taxes, at 34%                  $     1,814,700    $     (3,054,400)
           Increase (decrease) in tax resulting from:
                Change in valuation allowance                                       -              886,900
                Additional tax on gain on sale of stock                             -            2,837,400
                Nondeductible items                                              3,800               3,000
                Nontaxable gain on forgiveness of debt                        (147,400)                 -
                State taxes, net of federal tax benefit                        178,200             (23,000)
                Utilization of net operating loss                              (60,900)                 -
                Other                                                          (18,500)                 -
                                                                       ---------------    ----------------
                                                                       $     1,769,900    $        649,900
                                                                       ===============    ================


     Deferred tax assets are comprised of the following at April 30, 1999 and 1998.


                                                                             1999               1998
                                                                       ---------------    ----------------
          Allowance for doubtful accounts                              $       145,900    $        177,600
          Customer acquisition costs                                         1,799,100           1,747,400
          Net operating loss                                                    28,800             262,000
                                                                       ---------------    ----------------
              Deferred tax assets                                            1,973,800           2,187,000
          Less valuation allowance                                           1,973,800           2,187,000
                                                                       ---------------    ----------------
                                                                       $            -     $             -
                                                                       ===============    ================


                                                                   (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE E - INCOME TAXES - Continued

     The valuation allowance decreased $213,200 in 1999. This was primarily the result of the decrease in the net operating loss and difference in customer acquisition cost amortization between tax and financial reporting. The valuation allowance also decreased due to the Company electing to reduce the tax basis of the customer acquisition costs due to the exclusion of forgiveness of debt for tax purposes.

     At April 30, 1999, the Company had net operating loss carryforwards for federal tax purposes of $76,631, expiring April 30, 2011.

NOTE F - LEASES

     As of April 30, 1999, the Company leased one office facility under a noncancellable operating lease which expired in March 2000. In December 1999, the Company subleased this space and leased a new office facility under a noncancellable operating lease which expires June 30, 2000. Rent expense for the years ended April 30, 1999 and 1998 totaled approximately $98,000 and $108,000.

     Approximate future minimum lease payments applicable to the noncancellable operating lease is as follows:

                        Year Ending April 30,
                        --------------------
                               2000                    $       7,500

NOTE G - COMMITMENTS AND CONTINGENCIES

     The Company's network service agreement with TALK contains provisions for guaranteed monthly volume and network usage which is the basis for determining volume discounts and other special billing features. The Company had failed to meet this commitment resulting in a volume shortfall charge. In December 1999, the Company settled this charge for $1,100,000 (see Note M).

     There is no volume and network usage commitment for the fiscal year ending April 30, 2000. The Partition Agreement between the Company and TALK terminates the later of August 31, 2002 or the date that all obligations of the Company to TALK have been satisfied in full.



                                                                   (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE G - COMMITMENTS AND CONTINGENCIES - Continued

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

     In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the offering (see Note J), and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders and in the event that as a result of any such claim, the Company is required to issue additional shares of Common Stock, the founders have agreed to deliver an equal number of shares of Common Stock to the Company for cancellation.

NOTE H - STOCK OPTIONS

     The Company's 1996 Employees' Stock Option Plan provides for granting of options of not more than 950,000 shares of common stock. The Option and Compensation Committee has the sole discretion to determine to whom options will be granted and the terms and conditions of such options.


                                                                (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE H - STOCK OPTIONS - Continued

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

     On July 2, 1998, the Board of Directors approved and ratified the repricing of certain unexercised employee stock options granted under the Company's 1996 Stock Option Plan. As a result, options granted to purchase 420,000 shares of the Company's common stock were repriced from $5.0625 to $1.375 per share. In addition, options granted to purchase 14,000 shares of the Company's common stock were repriced from $3.875 to $1.375. On April 29, 1999, 346,000, of the 420,000, were repriced to the original exercise price of $5.0625 and the 14,000 options were priced to the original exercise price of $3.875.

     On July 2, 1998, the Company's Board of Directors granted 148,000 options to purchase shares of common stock to various directors, officers and employees at $1.375 a share. On April 29, 1999, 135,000 of these options were relinquished by the directors and officers.

     On October 9, 1998, the Company's Board of Directors approved and ratified an increase of 350,000 in the number of options available for grant under the terms of the Stock Option Plan.

     On October 9, 1998, the Company's Board of Directors granted 247,000 options to purchase shares of common stock to various directors, officers and employees at $0.50 a share. On April 29, 1999, 225,000 of these options were relinquished by the directors and officers.




                                                                    (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998


NOTE H - STOCK OPTIONS - Continued

     Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below.


                                                         1999                1998
                                                     ---------------    ----------------
           Net income (loss)

               As reported                          $     3,567,598    $     (9,633,330)
               Pro forma                            $     2,659,694    $    (10,067,283)

           Basic income (loss) per share
               As reported                          $          1.02    $          (2.76)
               Pro forma                            $           .76    $          (2.87)

           Diluted income (loss) per share
               As reported                          $          1.00    $          (2.76)
               Pro forma                            $           .74    $          (2.87)

     The above pro forma disclosures may not be representative of the effects on reported net income (loss) for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively: dividend yield of 0.0 percent for all years; expected volatility of 129.78 and 67.30 percent; risk-free interest rate ranging from 4.51% to 5.49% and 6.57%; and expected holding periods ranging up to 5 years.






                                                                  (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998


NOTE H - STOCK OPTIONS - Continued

     A summary of the status of the Company's fixed stock options as of April 30, 1999 and 1998, and changes during the years ending on those dates is as follows:


                                                      1999                                     1998
                                          ---------------------------------     --------------------------------
                                                               Weighted -                           Weighted -
                                                                Average                              Average
                                               Shares        Exercise Price          Shares       Exercise Price
                                               --------      ---------------        ----------    ---------------
         Outstanding at beginning
           of year                              449,707         $    5.02             602,716       $     4.70
         Granted                                395,000               .83              32,000             4.46
         Exercised                                   -                                 40,429             1.57
         Expired                                     -                                 38,080             2.08
         Forfeited                              357,707              1.20             106,500             5.06
                                          -------------                         -------------
         Outstanding at end of year             487,000              4.15             449,707             5.02
                                          =============                         =============
         Options exercisable at end
           of year                              458,906                               391,832
         Weighted-average fair value
           of options granted during
           the year                       $         .54                         $       2.32



     The following information applies to options outstanding at April 30, 1999.

                                   Options Outstanding                           Options Exercisable
                           -------------------------------------------        ----------------------------
                                       Weighted -
                                        Average            Weighted -                       Weighted -
           Range of                    Remaining            Average                          Average
       Exercise Prices    Shares    Contractual Life     Exercise Price       Shares      Exercise Price
       ---------------    ------    ----------------     --------------      --------     --------------
          $    .50        22,000         4.45            $     .50              7,333        $     .50
          $  1.375        87,000         3.18                 1.38             78,333             1.38
       $3.875-$5.0625    378,000         2.81                 5.01            373,240             5.07


NOTE I - SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information:


                                                                              1999               1998
                                                                       ---------------    ----------------
         Cash paid during the year for interest                        $        95,578    $        160,000
                                                                       ===============    ================


                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE J - EQUITY

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

     In connection with the financing of the AIT acquisition, the Company issued warrants to TALK to purchase 300,000 shares of common stock of the Company at $5.75 per share and 50,000 shares at $5.00 per share. In June 1997, these warrants were returned to the Company from TALK for no consideration.

NOTE K - RELATED PARTY TRANSACTIONS

     For the years ended April 30, 1999 and 1998, a vice president and director of the Company performed tax preparation services for the Company, was paid approximately $19,000 and $10,000 for the years ending April 30, 1999 and 1998, respectively.

NOTE L - FOURTH QUARTER ADJUSTMENT

     The fourth quarter of 1999 includes a $1.1 million volume shortfall charge, which arises from the failure of the Company to meet its volume purchase agreement commitment as discussed in Note G. This charge relates to the Company's failure to satisfy volume purchase commitments from its carrier, TALK. The Company had committed to purchase certain minimum volumes of long distance services during stated periods, whether or not such volumes are used. In December 1999, the Company finalized negotiations with TALK to settle the volume shortfall charge for $1.1 million.

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 1999 and 1998



NOTE M - SUBSEQUENT EVENTS

     On December 8, 1999, the Company entered into a settlement and amended agreement with its carrier TALK which resolved the Company's violation of the purchase commitment. The agreement includes a payment to TALK of $1.1 million, the release of receivables and the release of $2.9 million dollars of cash to the Company, the resolution of the shortfall charge, an extension of its carrier agreement and the exchange of releases.

     On November 18, 1999, Sam Hitner was confirmed as Chief Financial Officer of the Company.

     On October 13, 1999, Glenn Koach was appointed by the Company's Board of Directors as President of the Company. In November 1999, the Company and Mr. Koach entered into a one-year employment agreement with a base salary and a bonus based on the Company's performance, profitability, and positive cash flow.

     On October 13, 1999, the then President and Chief Executive Officer resigned his positions with the Company as well as resigning as a Director of the Company and its subsidiaries. On that same day, the Company and the former President entered into a Separation Agreement pursuant to which the Company agreed to pay the former President severance pay of $190,000 less all applicable employment withholding taxes.

     Mr. Hitner had been appointed Acting Chief Financial Officer of the Company on September 11, 1999, following the resignation of Mr. Peter Russo.

     On September 11, 1999, the then Chief Financial Officer resigned his position with the Company as well as resigning as a Director of the Company and its subsidiaries. On that same day, the Company and the former Chief Financial Officer entered into a Separation Agreement to pay him severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 of which is payable in $10,000 monthly payments thereafter from an escrow account established by the Company in connection with the Separation Agreement.

     On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc. ("Torbay"), a corporation controlled by the former Chief Financial Officer, pursuant to which Torbay will provide consulting services to the Company. Torbay will receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company may extend the term for an additional two months. The Company can offset payments due to Torbay by any amount received by the Chief Financial Officer by an acquirer of the Company that are in excess of the amount due to the Chief Financial Officer under the Separation Agreement.