Form 10QSB
period 1999-07-31
GROUP LONG DISTANCE INC
filed 2000-03-03
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly period ended July 31, 1999

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                      6600 North Andrews Avenue, Suite 140,
                            Fort Lauderdale, FL 33309
                    (Address of Principal Executive Offices)

                                 (954) 771-9696
                (Issuer's Telephone Number, Including Area Code)


      Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

      The number of shares of Common Stock, no par value, outstanding as of March 3, 2000 was 3,500,402.

      The number of Redeemable Warrants outstanding as of March 3, 2000 was 1,437,500.

Transitional Small Business Disclosure Format (check one):  Yes |_|    No |X|



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets as of July 31, 1999 (unaudited) and April 30, 1999.............     1

                       Unaudited Consolidated Statements of Operations for the Three Months Ended
                        July 31, 1999 and 1998....................................................................     2

                       Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
                       July 31, 1999 and 1998.....................................................................     3

                       Notes to Consolidated Financial Statements.................................................     4

            Item 2.    Management's Discussion and Analysis.......................................................     6

PART II.    OTHER INFORMATION


            Item 6.    Exhibits, List and Reports on Form 8-K.....................................................    11

SIGNATURES........................................................................................................    12




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  July 31, 1999 (Unaudited) and April 30, 1999

                                                                                       July 31,        April 30,
                                                                                        1999             1999
                                                                                        ----             ----
                                                                                     (Unaudited)
                                          ASSETS
Current assets
   Cash..........................................................................   $   1,238,990  $       502,946
   Accounts receivable less allowance for doubtful accounts of $429,000 and
      $388,000 at July 31, 1999 and April 30, 1999, respectively.................         769,264        1,291,461
   Carrier receivable............................................................         512,078               --
   Prepaid expenses and other current assets.....................................           6,155            6,155
                                                                                    -------------  ---------------
      Total current assets.......................................................       2,526,487        1,800,562
                                                                                    -------------  ---------------

Property and equipment, net......................................................           5,068           13,168
                                                                                    -------------  ---------------
      Total assets...............................................................   $   2,531,555  $     1,813,730
                                                                                    =============  ===============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Volume shortfall charge payable, net..........................................              --          407,738
   Accounts payable..............................................................         476,715          476,084
   Deferred revenue..............................................................       3,012,244        3,012,244
   Income taxes payable..........................................................       2,269,900        1,769,900
   Accrued expenses and other liabilities........................................         181,500          511,953
                                                                                    -------------  ---------------

      Total liabilities..........................................................       5,940,359        6,177,919
                                                                                    -------------  ---------------

Stockholders' deficit
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and
   outstanding...................................................................              --               --
Common stock, no par value, 12,000,000 shares authorized; 3,500,402 shares issued and outstanding as of July 31, 1999 and April 30, 1999,
   respectively..................................................................              --               --
Additional paid-in capital.......................................................       5,913,988        5,913,988
Accumulated deficit..............................................................      (9,322,792)     (10,278,177)
                                                                                    -------------  ---------------
      Total stockholders' deficit................................................      (3,408,804)      (4,364,189)
                                                                                    -------------  ---------------
      Total liabilities and stockholders' deficit................................   $   2,531,555  $     1,813,730
                                                                                    =============  ===============


        The accompanying notes are an integral part of these statements.



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Three months ended July 31, 1999 and 1998

                                                                                         Three Months Ended
                                                                                               July 31,
                                                                                               --------
                                                                                        1999             1998
                                                                                        ----             ----
Sales...............................................................................  $  3,488,311  $  8,439,363
Cost of sales.......................................................................     1,799,994     5,670,291
                                                                                      ------------  ------------

   Gross profit.....................................................................     1,688,317     2,769,072

Selling, general and administrative expenses........................................       229,230       922,760
Marketing expenses..................................................................            --         3,000
Depreciation and amortization.......................................................         8,100       299,007
                                                                                      ------------  ------------

   Income from operations...........................................................     1,450,987     1,544,305

Interest expense (Income), net......................................................       (4,398)         3,917
                                                                                      ------------  ------------

   Income before income taxes.......................................................     1,455,385     1,540,388

Income tax..........................................................................       500,000            --
                                                                                      ------------  ------------

   Net income.......................................................................  $    955,385  $  1,540,388
                                                                                      ============  ============

Net income per common share--basic................................................... $       0.27  $       0.44
                                                                                      ============  ============

Net income per common share--diluted................................................. $       0.27  $       0.44
                                                                                      ============  ============

        The accompanying notes are an integral part of these statements.



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Three months ended July 31, 1999 and 1998

                                                                                         Three Months Ended
                                                                                              July 31,
                                                                                        1999           1998
                                                                                        ----           ----
Cash flows from operating activities
      Net income ....................................................              $   955,385    $ 1,540,388
Adjustments to reconcile net income to net cash provided
by operating activities
      Depreciation and amortization .................................                    8,100        299,007
      Provision for bad debts .......................................                  179,925        530,434
Changes in assets and liabilities
        Decrease in accounts receivable .............................                  342,272      4,420,672
        Increase in carrier receivable ..............................                 (512,078)            --
        Decrease in prepaid expenses and other current assets .......                       --         53,183
        Decrease in volume shortfall charge payable, net ............                 (407,738)            --
        (Decrease) increase in accounts payable .....................                      631     (6,333,351)
        (Decrease) increase in accrued expenses and other liabilities                 (330,453)        61,187
        Increase in income taxes payable ............................                  500,000             --
                                                                                   -----------    -----------
           Net cash provided by operating activities ................                  736,044        571,520
                                                                                   -----------    -----------


Cash flows from financing activities

      Principal repayments of long-term debt ........................                       --       (653,599)
                                                                                   -----------    -----------
           Net cash used in financing activities ....................                       --       (653,599)
                                                                                   -----------    -----------

Net increase (decrease) in cash .....................................                  736,044        (82,079)
Cash at beginning of year ...........................................                  502,946        303,962
                                                                                   -----------    -----------
Cash at end of period ...............................................              $ 1,238,990    $   221,883
                                                                                   ===========    ===========



        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2000.

      The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the fiscal year ended April 30, 1999.


NOTE B--FORMATION AND OPERATIONS OF THE COMPANY

     Group Long Distance, Inc. (the "Company") is a non-facilities-based reseller of long distance telecommunications services to small and medium-sized commercial customers and residential subscribers. The Company utilizes special network service contracts through major national long-distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. The Company was incorporated under the laws of Florida in September 1995 by ITC Integrated System, Inc. ("ITC"), an unaffiliated third party, under the name Second ITC Corporation ("Second ITC") as the successor to the business of Group Long Distance, Inc. ("GLD"), which was incorporated under the laws of Florida in July 1990. In November 1995, GLD was merged into Second ITC and Second ITC simultaneously changed its name to Group Long Distance, Inc. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries. These subsidiaries include Eastern Telecommunications Incorporated ("ETI"), Adventures-in-Telecom ("AIT") and Gulf Communications Services, Inc ("GULF").

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

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)



NOTE C--SUBSEQUENT EVENTS

     Effective December 21, 1999, the Company appointed Mr. Jack Kanfer as a Director of the Company. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987, Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services, a New York Stock Exchange listed company that was acquired by Waste Management.

     On December 8th, 1999, based on a settlement agreement ("TALK Agreement") with TALK, the Company agreed to pay $1.1 million to resolve the shortfall charge. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and the release of all receivables that were secured pursuant to a Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases.

     On October 13, 1999, Mr. Glenn Koach, Executive Vice President of the Company was appointed as President assuming the responsibilities of Mr. Gerald
M. Dunne, Jr. who resigned as President, Chief Executive Officer, Chairman and a Director of the Company and it subsidiaries. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Russo. In connection with Mr. Dunne's resignation, the Company and Mr. Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay severance pay of $190,000. Mr. Dunne also receives health insurance, coverage under the Company's Directors and Officers liability insurance policy and a car allowance. As at March 3, 2000 the Company has paid out $188,968 pursuant to the Separation Agreement.

     On November 18, 1999, Mr. Sam D. Hitner was confirmed as Chief Financial Officer of the Company by the Company's Board of Directors. Mr. Hitner had been appointed Acting Chief Financial Officer of the Company on September 11, 1999, following the resignation of Mr. Peter Russo as Chief Financial Officer and a Director of the Company and each of its subsidiaries. The Company and Mr. Russo entered into a Separation Agreement (the "Russo Separation Agreement") pursuant to which the Company agreed to pay to Mr. Russo severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 of which is payable in $10,000 monthly payments thereafter from an escrow account established by the Company in connection with the Russo Separation Agreement. As at March 3, 2000, the Company had paid $120,000 pursuant to the Russo Separation Agreement. The Company also entered into a Consulting Agreement with Torbay Management Services, Inc., ("Torbay") a corporation controlled by Mr. Russo pursuant to which Torbay provided consulting services to the Company. Torbay received a monthly consulting fee of $6,000 for the four-month term of the agreement. In addition, the Company purchased an errors and omissions liability policy in connection with Torbay provision of service to the Company. As at March 3, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not extended after the expiration of the initial four-month term.

Item 2.  Management's Discussion and Analysis

         The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

         This Report on Form 10-QSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Some of these risks and factors are identified herein and from time to time in the Company's filings with the SEC. Readers are cautioned that forward-looking statements are not guarantees of future performance and that the actual results may differ materially from those suggested or projected in forward-looking statements. Accordingly, there can be no assurance that the forward looking statements will occur, or that the results will not vary significantly from those described in the forward-looking statements.


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



     The Company's prior agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. Under these prior agreements, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (representing, in aggregate, $36,000,000 for the fiscal year ended April 30, 1999 and $18,600,000 for the fiscal year ended April 30,
1998). Based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, to release all receivables that were secured pursuant to a Partition Agreement, and to waive all future minimum monthly volume commitments. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases.

     In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. As of April 30, 1999 the Company employed four full-time employees and at March 3, 2000, the Company employed three full-time employees.

     The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Many of these services and products are marketed by companies which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

     The Company commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements have improved billing efficiencies, increased collections and assisted in lowering customer attrition, which without this arrangement could have been significantly higher.


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

     Results of Operations


     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                                             Three Months Ended July 31,
                                                                              1999                1998
                                                                              ----                ----
         Sales..........................................................       100%                100%
         Cost of sales..................................................        52                  67
         Gross profit...................................................        48                  33
         Selling, general and administrative expense....................         7                  11
         Marketing expenses.............................................        --                   *
         Depreciation and amortization expense..........................         *                   4
         Income from operations.........................................        42                  18
         Interest expense/income, net...................................         *                   *
         Income before income taxes.....................................        42                  18
         Income taxes...................................................        14                  --
         Net Income ....................................................        28                  18

*Less than 1 percent

         Comparison of Fiscal Three months ended July 31, 1999 to Fiscal Three months ended July 31, 1998

      Sales. The Company's sales were $3,488,311 for the three months ended July 31, 1999, compared to $8,439,363 for the three months ended July 31, 1998, a decrease of $4,951,052 or 59%. The decrease in sales, was a result of the termination of the previous telemarketing campaign and normal attrition of the customer base. Management believes attrition of customer base is being experienced by other companies in the Industry that are positioned similarly to the Company. The Company has determined that it is currently difficult to both market to procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not marketing its products and services, the Company's revenues are likely to continue to decline, although at a reduced rate. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2000, and thereafter.

      Cost of Sales. Cost of sales were $1,799,994 for the three months ended July 31, 1999, compared to $5,670,291 for the three months ended July 31, 1998, a decrease of $3,870,297 or 68%. As a percentage of sales, cost of sales was 52% and 67% for the three months ended July 31, 1999 and three months ended July 31, 1998, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of improved margins on, and a change in the mix of the remaining customer base from the three months ended July 31, 1998.

      Gross Profit. Gross profit was $1,688,317 for the three months ended July 31, 1999 compared to $2,769,072 for the three months ended July 31, 1998, a decrease of $1,080,755 or 39%. As a percentage of sales, gross profit was 48% and 33% for the three months ended July 31, 1999 and July 31, 1998, respectively. The increase in gross profit percentages in three months ended July 31, 1999 was due to improved margins on, and a change in the mix of the remaining customer base from the three months ended July 31, 1998.

      Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $229,230 for the three months ended July

31, 1999 compared to $922,760 for the three months ended July 31, 1998, a decrease of $693,530 or 75%. . As a percentage of sales, SG&A for the three months ended July 31, 1999 and 1998 was approximately 7% and 11%, respectively. This decrease in SG&A was due to the reduced sales volumes, reduced bad debt expense as a result of lower sales volumes and lower accounts receivable, and a significant reduction in operating expenses as compared to the three months ended July 31, 1998. This decrease in SG&A percentages for the three months ended July 31, 1999, was due to a significant reduction in operating expenses as a result of lower sales volumes as compared to the three months ended July 31, 1998. Subsequent to the period covered by this FORM 10-QSB, Messrs. Dunne and Russo (former President and Chief Executive Officer and former Chief Financial Officer, respectively) terminated their employment and entered into separation agreements with the Company. An aggregate of $310,000 will be accrued to account for these terminations in the Company's quarter ending October 31, 1999.

      Marketing Expenses. There were no marketing expenses for the three months ended July 31, 1999. Marketing expenses were $3,000 for the three months ended July 31, 1998. During the three months ended July 31, 1998, the Company entered into a new marketing campaign to sign up customers using independent agents aligned with affinity based marketing programs. This campaign was discontinued during the second quarter of the fiscal year ending April 30, 1999. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaigns to attract new customers since the Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $8,100 for the three months ended July 31, 1999 compared to $299,007 for the three months ended July 31, 1998, a decrease of $290,907 or 97%. As a percentage of sales, depreciation and amortization expense was less than 1% for the three months ended July 31, 1999 and approximately 4% for the three months ended July 31, 1998. For the three months ended July 31, 1999 no amortization was provided, since the customer acquisition costs were fully expensed as at April 30, 1999. The amortization for the three months ended July 31, 1998 was related to the acquisition of the AIT customer base.

     Interest Expense (Income), Net. Interest income (net) for the three months ended July 31, 1999 was $4,398 compared to an interest expense of $3,917 for the three months ended July 31, 1998. The interest income for the three months ended July 31, 1999 was interest earned as a result of a positive cash balance. The interest expense for the three months ended July 31, 1998 was primarily due to interest paid on a Note payable to WorldCom under a settlement agreement. This Note was subsequently settled during the fiscal 1999 year.

     Income Taxes. Income tax expense of $500,000 was provided for the three months ended July 31, 1999 compared to no provision for the three months ended July 31, 1998 due to tax versus book deductions in the fiscal year ending April 30, 1999. At April 30, 1999, the Company provided income tax expense of $1,769,900, having settled the volume shortfall charge with TALK.

     Net Income. The Company had net income of $955,385, or net income of $0.27 per share, for the three months ended July 31, 1999, as compared to net earnings of $1,540,388, or $0.44 per share, for the three months ended July 31, 1998. The lower net income for the three months ended July 31, 1999 was a direct result of lower sales, offset by improved operating margins and lower operating expenses as a percentage of sales.

Liquidity and Capital Resources

     The Company's primary cash requirements had historically been to fund the acquisition of customer bases and to fund increased levels of accounts receivable (which have required substantial working capital) and to fund net losses. The Company has historically satisfied its working capital requirements principally through cash flow from operations (including advances from TALK) and borrowings from institutions and carriers. The reduced levels of sales and receivables together with the positive cash position has significantly reduced the Company's reliance on borrowings.

     At July 31, 1999, the Company had a working capital deficit of $3,413,872, as compared to working capital deficit of $4,377,357 at April 30, 1999. The working capital deficits during the three months ended July 31, 1999 and the fiscal year ended April 30, 1999 were largely due to the deferred revenue of approximately $3 million and income taxes payable of approximately $2 million. The deferred revenue relates to funds, held by TALK under a lockbox arrangement for which repayment at that date was uncertain. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. The uncertainty related to a volume shortfall charge based on monthly minimum volume commitments as at April 30, 1999, which was resolved by the TALK Agreement signed on December 8, 1999. As a result of the TALK Agreement the deferred revenue will be recognized as income in the third quarter of the fiscal year ending April 30, 2000.

     The volume shortfall charge is included in carrier receivable, for which the right of offset exists, and which relates to the Company's failure to satisfy volume purchase commitments from its carrier, TALK. The volume shortfall charge for the year ended April 30, 1999 was $1.1 million. The Company's agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. Under these prior agreements, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (representing, in aggregate, $36,000,000 for the fiscal year ended April 30, 1999 and $18,600,000 for the fiscal year ended April 30, 1998). Based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, to release all receivables that were secured pursuant to a Partition Agreement, and to waive all future minimum monthly volume commitments. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases.

     Net cash provided by operating activities was $736,044 for the three months ended July 31, 1999 as compared to net cash provided by operating activities of $571,520 for the three months ended July 31, 1998. The net cash provided by operating activities for the three months ended July 31, 1999 is primarily attributable to net income and a decrease in accounts receivable as a result of a reduction in sales and improved collections, offset by an increase in the carrier receivable owed by TALK to the Company. The balance owed by TALK relates to funds held by TALK under the lockbox arrangement and not released to the Company, and is shown net of the volume shortfall charge of $1.1 million, as agreed to under the TALK Agreement.

      For the three months ended July 31, 1998, the cash provided by operating activities is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable as a result of repayment of debt.

     No cash was provided from investing activities for the three months ended July 31, 1999 and 1998.

     No cash was used in financing activities for the three months ended July 31, 1999 as compared to cash used in financing activities of $653,599 for the three months ended July 31, 1998. The cash used in financing activities for the three months ended July 31, 1998 is primarily attributable to the payment made under the settlement of the AT&T debt outstanding in July 1998 as well as all payments made to WorldCom under a settlement agreement. At July 31, 1999, the Company had cash of $1,238,990.

     The Company continues to explore strategic opportunities, partnerships and business combinations. Certain of these options could involve the Company selling all or substantially all of its assets or capital stock.

                           PART II. OTHER INFORMATION


ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a) Exhibits

   3.1 Amended and Restated Articles of Incorporation of Registrant. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   3.2 Amended and Restated By-laws of Registrant. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.1 Form of Representative's Warrant Agreement including Form of Representative's Warrant Certificates. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.2 Form of Redeemable Warrant Agreement including Form of Warrant Certificate. (Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.3 Form of Common Stock Certificate. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

   10.1 Separation Agreement between Peter J. Russo with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

   10.2 Consulting Agreement between Torbay Management Services, Inc., with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

   10.3 Separation Agreement between Gerald M. Dunne, Jr. with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

   10.4 Employment Agreement of Glenn S. Koach with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

   10.5 Sublease Agreement between ADMINASSISTANCE with the Registrant dated November 4, 1999. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)



          (b) Exhibit 27--Financial Data Schedule

          (c) Reports on Form 8-K

                  No reports on Form 8-K were filed for the quarter ended July 31, 1999.
                                       11

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

                                                       GROUP LONG DISTANCE, INC.


                    Signature                                  Title                               Date
                    ---------                                  -----                               ----
By:    /s/ GLENN S. KOACH                   President and Chief Executive Officer                March 3, 2000
       ------------------------------       (Principal Executive Officer)
           Glenn S. Koach




By:     /s/ SAM D. HITNER                   Chief Financial Officer                              March 3, 2000
        -----------------------------       (Principal Financial and Accounting Officer)
            Sam D. Hitner
