Form 10QSB
period 1999-10-31
GROUP LONG DISTANCE INC
filed 2000-03-07
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                             ----------------------
                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly period ended October 31, 1999

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

The number of shares of Common Stock, no par value, outstanding as of March 6, 2000 was 3,500,402.

The number of Redeemable Warrants outstanding as of March 6, 2000 was 1,437,500.

Transitional Small Business Disclosure Format (check one):    Yes |_|     No |X|



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.     FINANCIAL INFORMATION

            Item 1.    Financial Statements

                       Consolidated Balance Sheets as of October 31, 1999 (Unaudited) and April 30,
                       1999.......................................................................................    1

                       Unaudited Consolidated Statements of Operations for the Six months ended and
                       Three months Ended October 31, 1999 and 1998...............................................    2

                       Unaudited Consolidated Statements of Cash Flows for the Six months ended
                       October 31, 1999 and 1998..................................................................    3

                       Notes to Consolidated Financial Statements.................................................    4

            Item 2.    Management's Discussion and Analysis.......................................................    6

PART II.    OTHER INFORMATION

            Item 6.    Exhibits, List and Reports on Form 8-K.....................................................   11

SIGNATURES........................................................................................................   13




                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 October 31, 1999 (Unaudited) and April 30, 1999

                                                                                      October 31,        April 30,
                                                                                         1999              1999
                                                                                         ----              ----
                                                                                      (Unaudited)
                                          ASSETS
Current assets
   Cash..........................................................................   $     737,635  $       502,946
   Accounts receivable less allowance for doubtful accounts of $465,000 and
      $388,000 at October 31, 1999 and April 30, 1999, respectively..............         816,166        1,291,461
   Carrier receivable............................................................       1,663,066               --
   Prepaid expenses and other current assets.....................................           6,155            6,155
                                                                                    -------------  ---------------
      Total current assets.......................................................       3,223,022        1,800,562
                                                                                    -------------  ---------------

Property and equipment, net......................................................              --           13,168
                                                                                    -------------  ---------------
      Total assets...............................................................   $   3,223,022  $     1,813,730
                                                                                    =============  ===============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

   Volume shortfall charge payable, net..........................................              --          407,738
   Accounts payable..............................................................         391,915          476,084
   Deferred revenue..............................................................       3,012,244        3,012,244
   Income taxes payable..........................................................      2,469, 900        1,769,900
   Accrued expenses and other liabilities........................................         360,500          511,953
                                                                                    -------------  ---------------

      Total liabilities..........................................................      6,234, 559        6,177,919
                                                                                    -------------  ---------------


Stockholders' deficit
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and
   outstanding...................................................................              --               --
Common stock, no par value, 12,000,000 shares authorized; 3,500,402 shares issued and outstanding as of October 31, 1999 and April 30, 1999,
   respectively..................................................................              --               --

Additional paid-in capital.......................................................       5,913,988        5,913,988
Accumulated deficit..............................................................     (8,925, 525)     (10,278,177)
                                                                                    -------------  ---------------
      Total stockholders' deficit................................................      (3,011,537)      (4,364,189)
                                                                                    -------------  ---------------
      Total liabilities and stockholders' deficit................................   $   3,223,022  $     1,813,730
                                                                                    =============  ===============


        The accompanying notes are an integral part of these statements.



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Six Months and Three Months Ended
                            October 31, 1999 and 1998

                                                                Six Months                    Three Months
                                                             Ended October 31,              Ended October 31,
                                                       ------------------------------  ----------------------------
                                                           1999            1998            1999          1998
                                                           ----            ----            ----          ----
Sales...............................................   $   6,426,618   $  15,903,169   $  2,938,307   $  7,463,806
Cost of Sales.......................................       3,234,405      10,087,693      1,434,411      4,417,402
                                                       --------------  --------------  ------------- --------------
      Gross Profit..................................       3,192,213       5,815,476      1,503,896      3,046,404
Selling, general and administrative expenses........       1,141,279       1,930,362        912,049      1,007,602
Marketing Expenses..................................              --         134,692             --        131,692
Depreciation and amortization.......................          13,168         562,378          5,068        263,371
                                                       --------------   -------------   ------------   ------------
      Income from operations........................       2,037,766       3,188,044        586,779      1,643,739
Interest Expense (Income), net......................        (14,886)          53,046       (10,488)         49,129
                                                       --------------  --------------  ------------- --------------

      Income before income taxes....................       2,052,652       3,134,998        597,267      1,594,610
Income tax expense..................................        700, 000         300,000        200,000        300,000
                                                       --------------  --------------  ------------- --------------
      Net income....................................   $  1,352, 652   $   2,834,998   $    397,267   $  1,294,610
                                                       --------------  --------------  ------------- --------------

Net income per common share--basic ..................  $        0.39   $        0.81   $       0.11   $       0.37
                                                       =============   ==============  ============= ==============
Net income per common share--diluted ................  $        0.39   $        0.81   $       0.11   $       0.37
                                                       =============   ==============  ============= ==============


        The accompanying notes are an integral part of these statements.



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six months ended October 31, 1999 and 1998

                                                                                           Six Months Ended
                                                                                              October 31,
                                                                                              -----------
                                                                                        1999           1998
                                                                                        ----           ----
Cash flows from operating activities
      Net income ...............................................................    $  1,352,652    $   2,834,998
Adjustments to reconcile net income to net cash provided
   by operating activities
      Depreciation and amortization.............................................          13,168          562,378
      Provision for bad debts...................................................         319,398          808,067
Changes in assets and liabilities
        Decrease in accounts receivable.........................................         155,897        5,304,912
        Decrease in prepaid expenses and other current assets...................              --           55,934
        Increase in balance owed from carrier ..................................      (1,663,066)              --
        Decrease in volume shortfall charge payable ............................        (407,738)              --
        Decrease in accounts payable............................................         (84,169)     (10,656,572)
        (Decrease) increase in accrued expenses and other liabilities...........        (151,453)       1,676,419
        Increase in income taxes payable........................................        700, 000          300,000
                                                                                    ------------    -------------
           Net cash provided by operating activities............................         234,689          886,135
                                                                                    ------------    -------------


Cash flows from financing activities

      Principal repayments of long-term debt....................................              --         (846,724)
                                                                                    ------------   --------------
           Net cash used in financing activities................................              --         (846,724)
                                                                                    ------------    -------------

Net increase (decrease) in cash.................................................         234,689           39,411
Cash at beginning of year.......................................................         502,946          303,962
                                                                                    ------------    -------------
Cash at end of period...........................................................    $    737,635    $     343,373
                                                                                    ============    =============


        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

      The balance sheet at April 30, 1999 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended April 30, 1999.


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

     On October 13, 1999, Mr. Glenn Koach, Executive Vice President of the Company was appointed as President assuming the responsibilities of Mr. Gerald
M. Dunne, Jr. who resigned as President, Chief Executive Officer, Chairman and a Director of the Company and it subsidiaries. On August 1, 1999, Mr. Koach, a former director of the Company had rejoined the Company as Executive Vice-President and on September 11, 1999 had been named a director of the Company, filling a void created by the resignation of Mr. Russo. In connection with Mr. Dunne's resignation, the Company and Mr. Dunne entered into a Separation Agreement (the "Separation Agreement") pursuant to which the Company agreed to pay severance pay of $190,000. Mr. Dunne also receives health insurance, coverage under the Company's Directors and Officers liability insurance policy and a car allowance. As at March 6, 2000 the Company has paid out $188,968 pursuant to the Separation Agreement.

     On November 18, 1999, Mr. Sam D. Hitner was confirmed as Chief Financial Officer of the Company by the Company's Board of Directors. Mr. Hitner had been appointed Acting Chief Financial Officer of the Company on September 11, 1999, following the resignation of Mr. Peter Russo as Chief Financial Officer and a Director of the Company and each of its subsidiaries. The Company and Mr. Russo entered into a Separation Agreement (the "Russo Separation Agreement") pursuant to which the Company agreed to pay to Mr. Russo severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 of which is payable in $10,000 monthly payments thereafter from an escrow account established by the Company in connection with the Russo Separation Agreement. As at March 6, 2000, the Company had paid $120,000 pursuant to the Russo Separation Agreement. The Company also entered into a Consulting Agreement with Torbay Management Services, Inc., ("Torbay"), a corporation controlled by Mr. Russo pursuant to which Torbay provided consulting services to the Company. Torbay received a monthly consulting fee of $6,000 for the four-month term of the agreement. In addition, the Company purchased an errors and omissions liability policy in connection with Torbay provision of service to the Company. As at March 6, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not extended after the expiration of the initial four-month term.

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

     In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. As of April 30, 1999 the Company employed four full-time employees and at March 6, 2000, the Company employed three full-time employees.

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

     Results of Operations

     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:


                                                          Six Months Ended              Three Months Ended
                                                            October 31,                      October 31,
                                                            -----------                      -----------
                                                       1999             1998            1999              1998
                                                       ----             ----            ----              ----
   Sales.......................................        100%             100%            100%              100%
   Cost of Sales...............................         50               63               49               59
   Gross profit................................         50               37               51               41
   Selling, general and administrative expense.         18               12               31               13
   Marketing expenses..........................         --                1               --                2
   Depreciation and amortization expense.......          *                4                *                4
   Interest expense/income, net................          *                *                *                1
   Income before income taxes..................         32               20               20               21
   Income tax expense..........................         11                2                7                4
   Net income..................................         21               18               13               17

-------------
*Less than 1 percent

Comparison of Six months ended October 31, 1999 to Six months ended October 31, 1998 and of Three months ended October 31, 1999 to Three months ended October 31, 1998.

      Sales. The Company's sales were $6,426,618 for the six months ended October 31,1999, compared to $15,903,169 for the six months ended October 31,1998, a decrease of $9,476,551 or 60%. The Company's sales were $2,938,307 for the three months ended October 31, 1999, compared to $7,463,806 for the three months ended October 31, 1998, a decrease of $4,525,499 or 61%. The decreases in sales were a result of the termination of the previous telemarketing campaign and normal attrition of the customer base. Management believes attrition of customer base is being experienced by other companies in the Industry that are positioned similarly to the Company. The Company has determined that it is currently difficult to both market to procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, the Company's revenues are likely to continue to decline, although at a reduced rate. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2000, and thereafter.

      Cost of Sales. Cost of sales were $3,234,405 for the six months ended October 31,1999, compared to $10,087,693 for the six months ended October 31,1998, a decrease of $6,853,288 or 68%. Cost of sales were $1,434,411 for the three months ended October 31, 1999, compared to $4,417,402 for the three months ended October 31, 1998, a decrease of $2,982,991 or 68%. As a percentage of sales, cost of sales was 50% and 63% for the six months ended October 31,1999 and six months ended October 31,1998, respectively. As a percentage of sales, cost of sales was 49% and 59% for the three months ended October 31,1999 and three months ended October 31,1998, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of the Company being able to better negotiate its buy rate from its carrier as a result of the TALK Agreement and a change in the mix of customer base from the six months ended October 31, 1998.

      Gross Profit. Gross profit was $3,192,213 for the six months ended October 31,1999 compared to $5,815,476 for the six months ended October 31,1998, a decrease of $2,623,263 or 45%. Gross profit was $1,503,896 for the three months ended October 31, 1999 compared to $3,046,404 for the three months ended October 31, 1998, a decrease of $1,542,508 or 51%. As a percentage of sales, gross profit was 50% and 37% for the six months ended October 31, 1999 and October 31, 1998, respectively. As a percentage of sales, gross profit was 51% and 41% for the three months ended October 31,1999 and three months ended October 31,1998, respectively. The increase in gross profit percentages in the six months ended October 31,1999 was due to a lower buy rate from the carrier and improved margins on, and a change in the mix of customer base from the six months ended October 31, 1998.

      Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,141,279 for the six months ended October 31,1999 compared to $1,930,362 for the six months ended October 31,1998, a decrease of $789,081 or 41%. Selling, general and administrative expenses ("SG&A") were $912,049 for the three months ended October 31, 1999 compared to $1,007,602 for the three months ended October 31, 1998, a decrease of $95,553 or

9%. This decrease in SG&A was due to the reduced sales volumes, bad debt expense, and a significant reduction in operating expenses as compared to the six months ended October 31,1998. SG&A expenses for the six months ended October 31, 1999 include accruals for two Severance Packages totaling $310,000 for Messrs. Dunne, former President and Chief Executive Officer of the Company, and Russo, former Chief Financial Officer of the Company (See "Subsequent Events" contained in Part I item I, Note C). As a percentage of sales, SG&A for the six months ended October 31,1999 and 1998 was approximately 18% and 12%, respectively. As a percentage of sales, SG&A for the three months ended October 31,1999 and 1998 was approximately 31% and 13%, respectively. This increase in SG&A percentages for the three months ended October 31, 1999, was primarily due to an increase in payroll costs as a result of the two severance packages granted to former executives of the Company and partially offset by a reduction in costs as a result of lower sales and reduced operating expenses.

      Marketing Expenses. There were no marketing expenses for the six months and three months ended October 31,1999. Marketing expenses were $134,692 and $131,692 for the six months and three months ended October 31,1998, respectively. During the six months ended October 31, 1998, the Company entered into a new marketing campaign to sign up customers using independent agents, aligned with affinity based marketing programs. This campaign was discontinued during the six months ended October 31, 1998. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaign to attract new customers, since the Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $13,168 for the six months ended October 31,1999 compared to $562,378 for the six months ended October 31,1998, a decrease of $549,210 or 98%. Depreciation and amortization expense was $5,068 for the three months ended October 31, 1999 compared to $263,371 for the three months ended October 31, 1998, a decrease of $258,303 or 98%. As a percentage of sales, depreciation and amortization expense was less than 1% for the six months ended October 31,1999 and approximately 4% for the six months ended October 31,1998. As a percentage of sales, depreciation and amortization expense was less than 1% for the three months ended October 31,1999 and approximately 4% for the three months ended October 31,1998. For the six months ended October 31,1999 no amortization was provided, since the customer acquisition costs were fully expensed as at April 30, 1999. The depreciation and amortization for the six months ended October 31,1998 was related to the acquisition of the AIT customer base.

      Interest Expense (Income), Net. Interest income (net) for the six months ended October 31,1999 was $14,886 compared to an interest expense of $53,046 for the six months ended October 31,1998. Interest income (net) for the three months ended October 31, 1999 was $10,488 compared to an interest expense of $49,129 for the three months ended October 31, 1998. The interest income for the six months and three months ended October 31, 1999 was interest earned as a result of a positive cash balance. The interest expense for the six months and three months ended October 31,1998 was primarily due to interest paid on a Note payable to WorldCom under a settlement agreement. This Note was subsequently settled during the fiscal 1999 year.

      Income Taxes. Income tax expense of $700,000 was provided for the six months ended October 31,1999 compared to $300,000 for the six months ended October 31,1998. Income tax expense of $200,000 was provided for the three months ended October 31, 1999 compared to $300,000 for the three months ended October 31, 1998. The lower provision for income tax in the six months ended October 31, 1998, was due to tax versus book deductions for the fiscal year ending April 30, 1999.

      Net Income. The Company had a net income of $1,352,652 or net income of $0.39 per share, for the six months ended October 31,1999, as compared to net income of $2,834,998 or $0.81 per share, for the six months ended October 31,1998. The Company had a net income of $397,267, or net income of $0.11 per share, for the three months ended October 31, 1999, as compared to net income of $1,294,610, or $0.37 per share, for the three months ended October 31, 1998. The decrease in net income for the six months and three months ended October 31, 1999 compared to the previous periods was a direct result of lower sales offset by improved operating margins and lower operating expenses as a percentage of sales.

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

     At October 31, 1999, the Company had a working capital deficit of $3,011,537, as compared to working capital deficit of $4,377,357 at April 30, 1999. The working capital deficits during the six months ended October 31, 1999 and the fiscal year ended April 30, 1999 were largely due to the deferred revenue of approximately $3 million and income taxes payable of approximately $2 million. The deferred revenue relates to funds, held by TALK under a lockbox arrangement for which repayment at that date was uncertain. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. The uncertainty related to a volume shortfall charge based on monthly minimum volume commitments as at April 30, 1999, which was resolved by the TALK Agreement signed on December 8, 1999. As a result of the TALK Agreement the deferred revenue will be recognized as income in the third quarter of the fiscal year ending April 30, 2000.

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

     Net cash provided by operating activities was $234,689 for the six months ended October 31, 1999 as compared to net cash provided by operating activities of $886,135 for the six months ended October 31, 1998. The net cash provided by operating activities for the six months ended October 31, 1999 is primarily attributable to net income from operating activities, offset by an increase in the carrier receivable owed by TALK to the Company.

      For the six months ended October 31, 1998, the cash provided by operating activities is primarily attributable to a decrease in accounts receivable as a result of collections, and offset by a decrease in accounts payable as a result of repayment of debt.

     No cash was provided from investing activities for the six months ended October 31, 1999 and 1998.

     No cash was used in financing activities for the six months ended October 31, 1999 as compared to cash used in financing activities of $795,422 for the six months ended October 31, 1998. The cash used in financing activities for the six months ended October 31, 1998 is primarily attributable to the payment made under the settlement of the AT&T debt outstanding in July 1998 as well as all payments made to WorldCom under a settlement agreement. At October 31, 1999, the Company had cash of $737,635.



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


          (b) Exhibit 27--Financial Data Schedule


          (c) Reports on Form 8-K

                          On August 16, 1999 the Company filed a FORM 8-K with the Securities and Exchange Commission, reporting under Item 5, Other Events, relating to the delay in filing of the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999.

                           On October 12, 1999 the Company filed a FORM 8-K with the Securities and Exchange Commission, reporting under Item 5, Other Events, relating to the resignation of Mr. Gerald M. Dunne, Jr. as President, Chief Executive Officer, Chairman of the Board and a Director of the Company and each of its subsidiaries.

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

                                                       GROUP LONG DISTANCE, INC.


                    Signature                                  Title                               Date
                    ---------                                  -----                               ----
By:    /s/ GLENN S. KOACH                   President and Chief Executive Officer                March 6, 2000
       ------------------------------       (Principal Executive Officer)
           Glenn S. Koach



By:    /s/ SAM D. HITNER                    Chief Financial Officer                              March 6, 2000
       -----------------------------        (Principal Financial and Accounting Officer)
           Sam D. Hitner
