Form 10QSB
period 2000-01-31
GROUP LONG DISTANCE INC
filed 2000-04-11
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For the Quarterly period ended January 31, 2000

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

The number of shares of Common Stock, no par value, outstanding as of April 10, 2000 was 3,500,402.

Transitional Small Business Disclosure Format (check one): Yes |_|        No |X|



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                     Page
                                                                                                                     Number
                                                                                                                     ------
PART I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Consolidated Balance Sheets as of January 31, 2000 (Unaudited) and April 30,
                        1999........................................................................................   1

                        Unaudited Consolidated Statements of Operations for the Nine months ended and
                        Three months ended January 31, 2000 and 1999................................................   2

                        Unaudited Consolidated Statements of Cash Flows for the Nine months ended
                        January 31, 2000 and 1999...................................................................   3

                        Notes to Consolidated Financial Statements..................................................   4

             Item 2.    Management's Discussion and Analysis of Financial Condition
                        and Results of Operations ..................................................................   6

PART II.     OTHER INFORMATION

             Item 6.    Exhibits and Reports on Form 8-K............................................................  11

                        SIGNATURES..................................................................................  13





                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 January 31, 2000 (Unaudited) and April 30, 1999

                                                                                          January 31,        April 30,
                                                                                             2000               1999
                                                                                             ----               ----
                                                                                           (Unaudited)
                                             ASSETS
Current assets
Cash.................................................................................      $1,182,356          $502,946
Accounts receivable less allowance for doubtful accounts of $248,000 and
$388,000 at January 31, 2000 and April 30, 1999, respectively........................         585,059         1,291,461
Carrier receivable...................................................................         160,689                --
Prepaid expenses and other current assets............................................           4,750             6,155
                                                                                           ----------        ----------

Total current assets.................................................................       1,932,854         1,800,562

Property and equipment, net..........................................................           7,079            13,168
                                                                                           ----------        ----------

Total assets.........................................................................      $1,939,933        $1,813,730
                                                                                           ==========        ==========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities

Volume shortfall charge payable, net.................................................         488,890           407,738
Accounts payable.....................................................................         321,882           476,084
Deferred revenue.....................................................................              --         3,012,244
Income taxes payable.................................................................       1,417,612         1,769,900
Accrued expenses and other liabilities...............................................         128,782           511,953
                                                                                           ----------        ----------

Total liabilities....................................................................       2,357,166         6,177,919
                                                                                           ----------        ----------

Stockholders' deficit
Preferred stock, no par value, 2,000,000 shares authorized; no shares issued and
outstanding..........................................................................              --                --
Common stock, no par value, 12,000,000 shares authorized; 3,500,402 shares issued and outstanding as of January 31, 2000 and April 30, 1999,
respectively.........................................................................              --                --

Additional paid-in capital...........................................................       5,913,988         5,913,988
Accumulated deficit..................................................................      (6,331,221)      (10,278,177)
                                                                                           ----------        ----------

Total stockholders' deficit..........................................................        (417,233)       (4,364,189)
                                                                                           ----------        ----------

Total liabilities and stockholders' deficit..........................................      $1,939,933        $1,813,730
                                                                                           ==========        ==========

        The accompanying notes are an integral part of these statements.


                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Nine Months and Three Months Ended
                            January 31, 2000 and 1999

                                                                    Nine Months                    Three Months
                                                                Ended January 31,                Ended January 31,
                                                                -----------------                -----------------
                                                              2000            1999             2000           1999
                                                              ----            ----             ----           ----
Sales..................................................     $11,793,895      $21,312,008     $5,367,277      $5,408,839
Cost of Sales..........................................       4,257,870       12,922,067      1,023,465       2,834,374
                                                            -----------      -----------     ----------      ----------

Gross Profit...........................................       7,536,025        8,389,941      4,343,812       2,574,465
Selling, general and administrative expenses...........       1,481,622        2,180,276        340,343         249,914
Marketing Expenses.....................................              --          134,692             --              --
Depreciation and amortization..........................          14,168          771,262          1,000         208,884
                                                            -----------      -----------     ----------      ----------

Income from operations.................................       6,040,235        5,303,711      4,002,469       2,115,667
Interest Expense (Income), net.........................         (31,721)          82,989       (16,835)          29,943
                                                            -----------      -----------     ----------      ----------

Income before income taxes.............................       6,071,956        5,220,722      4,019,304       2,085,724
Income tax expense.....................................       2,125,000          800,000      1,425,000         500,000
                                                            -----------      -----------     ----------      ----------

Net income.............................................      $3,946,956       $4,420,722     $2,594,304      $1,585,724
                                                             ----------       ----------     ----------      ----------

Net income per common share--basic......................          $1.13            $1.26          $0.74           $0.45
                                                             ==========       ==========     ==========      ==========

Net income per common share--diluted....................          $1.13            $1.26          $0.74           $0.45
                                                             ==========       ==========     ==========      ==========

        The accompanying notes are an integral part of these statements.



                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months ended January 31, 2000 and 1999

                                                                                                Nine Months Ended
                                                                                                   January 31,
                                                                                            2000            1999
                                                                                            ----            ----
Cash flows from operating activities
Net income..........................................................................      $3,946,956        $4,420,722
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization.......................................................          14,168           771,292
Provision for bad debts.............................................................         430,758           240,371
Changes in assets and liabilities
         Decrease in accounts receivable............................................         275,644         6,031,100
         Increase in Carrier receivable.............................................        (160,689)               --
         Decrease in prepaid expenses and other current assets......................           1,405            85,732
         Increase in volume shortfall charge payable, net...........................          81,152                --
         Decrease in accounts payable...............................................        (154,202)      (13,486,614)
         Decrease in Deferred revenue...............................................      (3,012,244)               --
         (Decrease) increase in accrued expenses and other liabilities..............        (383,171)        2,355,047
         (Decrease) increase in income taxes payable................................        (352,288)          933,854
                                                                                          ----------        ----------

            Net cash provided by operating activities...............................         687,489         1,351,504
                                                                                          ----------        ----------



 Cash flows from investing activities

        Acquisition of property and equipment.......................................          (8,079)               --
                                                                                          ----------        ----------

           Net cash used in financing activities....................................           (8079)               --
                                                                                          ----------        ----------



Cash flows from financing activities

        Principal repayments of long-term debt......................................              --        (1,007,704)
                                                                                          ----------        ----------

            Net cash used in financing activities...................................              --        (1,007,704)
                                                                                          ----------        ----------


Net increase in cash................................................................         679,410           343,800
Cash at beginning of year...........................................................         502,946           303,962
                                                                                          ----------        ----------

Cash at end of period...............................................................      $1,182,356          $647,762
                                                                                          ==========          ========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended January 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2000.

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

         As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to long distance telecommunications networks. The Company does not own or operate any primary transmission facilities. All of the Company's products and services are currently provided for by long distance carriers and regional and local telephone companies. The Company has entered into agreements with TALK.com ("TALK"), formerly Tel-Save, Inc., a nationwide provider of telecommunications services to purchase long distance telephone service at discounted bulk rates. The Company then resells these discounted services to customers, at rates lower than rates the Company's customers are able to obtain for themselves due to small call volume. The Company then provisions the customer onto the carriers' networks, which provide the actual transmission service. The Company does not own or lease any telephone equipment at the customer's premises, nor does it provide telephone cabling or installation services. The customer still maintains its own existing telephone numbers, and all changes in service are done by the local or interexchange carriers. The customers incur no expense in making the decision to switch to the service of the Company.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C--TALK AGREEMENT

         On December 8th, 1999, based on a settlement agreement ("TALK Agreement") with TALK, the Company agreed to pay $1.1 million to resolve the shortfall charge. The $1.1 million was payable, 50% immediately and the balance over an eighteen-month period. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash (net of the $550, 000) to the Company that was held under a lockbox arrangement, and the release of all receivables that were secured pursuant to a Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases. The remaining balance of the volume shortfall charge as at January 31, 2000 was $488,890.

         As a result of the TALK Agreement, deferred revenue was recognized as income in the current quarter results for the three months ended January 31, 2000. The deferred revenue related to funds, held by TALK under a lockbox arrangement for which repayment at April 30, 1999 was uncertain. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. The reversal of deferred revenue resulted in higher sales for the nine and three months ended January 31, 2000 without a corresponding charge to cost of sales and an incremental increase in net income before taxation of $3,012,244.

NOTE D--SUBSEQUENT EVENTS

         On March 28, 2000, the Company and Coyote Network Systems, Inc. ("COYOTE") executed a Letter of Intent, which provides, among other things, for the merger between a wholly owned subsidiary of COYOTE and the Company. Pursuant to the merger, the shareholders of the Company would receive approximately $5.6 million in shares of COYOTE common stock.

         The transaction is subject to, among other things, approval by both the Company and COYOTE's board of directors, completion of due diligence, execution of definitive documents and approval by the shareholders of the Company. It is anticipated that the closing would occur in the Company's second fiscal quarter ending October 31, 2000.

         On March 31, 2000 the Company filed a FORM 8-K with the Securities Exchange Commission relating to the COYOTE Letter of Intent to acquire the Company.

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

Overview

         The Company is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as TALK. The Company is dependent on TALK and numerous regional and local telephone companies to provide its services and products. The Company's revenues are currently solely derived from calls routed through TALK.

         The Company's prior agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. Under these prior agreements, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (representing, in aggregate, $36,000,000 for the fiscal year ended April 30, 1999 and $18,600,000 for the fiscal year ended April 30,
1998). Based on the TALK Agreement on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, to release all receivables that were secured pursuant to a Partition Agreement, and to waive all future minimum monthly volume commitments. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases. As a result of the TALK Agreement, deferred revenue was recognized as income in the current quarter results for the three months ended January 31, 2000. The deferred revenue related to funds, held by TALK under a lockbox arrangement for which repayment at April 30, 1999 was uncertain. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. The reversal of deferred revenue resulted in higher sales for the nine and three months ended January 31, 2000 without a corresponding charge to cost of sales and an incremental increase in net income before taxation of $3,012,244.

         In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce from 26 to 7 employees. The effect of this action was to significantly reduce overhead costs and with the direct intention of improving customer service. As of April 30, 1999 the Company employed four full-time employees and at April 10, 2000, the Company employed three full-time employees.

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

       The Company has explored strategic opportunities, partnerships and business combinations. The Company has signed a Letter of Intent with COYOTE to merge with a subsidiary of COYOTE (See Unaudited Notes to Consolidated Financial Statements "Note D- Subsequent Events").

       Results of Operations

       The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                               Nine Months Ended               Three Months Ended
                                                                 January 31,                        January 31,
                                                           2000              1999             2000               1999
                                                           ----              ----             ----               ----
Sales..............................................        100%              100%             100%               100%
Cost of Sales......................................         36                61                19                52
Gross profit.......................................         64                39                81                48
Selling, general and administrative expense.                13                10                 6                 5
Marketing expenses.................................         --                 *                --                --
Depreciation and amortization expense..............          *                 4                 *                 4
Interest expense/income, net.......................          *                 *                 *                 1
Income before income taxes.........................         51                25                75                38
Income tax expense.................................         18                 4                27                 9
Net income.........................................         33                21                48                29

-------------
*Less than 1 percent

Comparison of Nine months ended January 31, 2000 to Nine months ended January 31, 1999 and of Three months ended January 31, 2000 to Three months ended January 31, 1999.

         Sales. The Company's sales were $11,793,895 for the nine months ended January 31, 2000, compared to $21,312,008 for the nine months ended January 31,1999, a decrease of $9,518,113 or 45%. The Company's sales were $5,367,277 for the three months ended January 31, 2000, compared to $5,408,839 for the three months ended January 31, 2000, a decrease of $41,562 or 1%. The decreases in sales were a result of the termination of the previous telemarketing campaign and normal attrition of the customer base. Sales for the nine months and three months ended January 31, 2000 includes deferred revenue being recognized as income in the current quarter of $3,012,244 as a result of the TALK Agreement. Management believes attrition of customer base is being experienced by other companies in the Industry that are positioned similarly to the Company. The Company has determined that it is currently difficult to both market to procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, the Company's revenues are likely to continue to decline, although at a reduced rate. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2000, and thereafter.

         Cost of Sales. Cost of sales were $4,257,870 for the nine months ended January 31, 2000, compared to $12,922,067 for the nine months ended January 31,1999, a decrease of $8,664,197 or 67%. Cost of sales were $1,023,465 for the three months ended January 31, 2000, compared to $2,834,374 for the three months ended January 31, 1999, a decrease of $1,810,909 or 64%. As a percentage of sales, cost of sales was 36% and 61% for the nine months ended January 31, 2000 and nine months ended January 31, 1999, respectively. As a percentage of sales, cost of sales was 19% and 52% for the three months ended January 31, 2000 and three months ended January 31, 1999, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of the effect of the recognition of the deferred revenue in the current quarter, the Company being able to better negotiate its buy rate from its carrier as a result of the TALK Agreement and a change in the mix of customer base from the nine months ended January 31, 1999.

         Gross Profit. Gross profit was $7,536,025 for the nine months ended January 31, 2000 compared to $8,389,941 for the nine months ended January 31,1999, a decrease of $853,916 or 10%. Gross profit was $4,343,812 for the three months ended January 31, 2000 compared to $2,574,465 for the three months ended January 31, 1999, an increase of $1,769,347 or 68%. As a percentage of sales, gross profit was 64% and 39% for the nine months ended January 31, 2000 and January 31, 1999, respectively. As a percentage of sales, gross profit was 81% and 48% for the three months ended January 31, 2000 and three months ended January 31, 1999, respectively. The increase in gross profit percentages in the nine months ended January 31, 2000 was primarily as a result of the effect of the recognition of the deferred revenue in the current quarter, a lower buy rate from the carrier and improved margins on, and a change in the mix of customer base from the nine months ended January 31, 1999.

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,481,622 for the nine months ended January 31, 2000 compared to $2,180,276 for the nine months ended January 31, 1999, a decrease of $698,654 or 32%. Selling, general and administrative expenses ("SG&A") were $340,343 for the three months ended January 31, 2000 compared to $249,914 for the three months ended January 31, 1999, an increase of $90,429 or 36%. SG&A expenses for the nine months ended January 31, 2000 include accruals for two Severance Packages totaling $310,000 for Messrs. Dunne, former President and Chief Executive Officer of the Company, and Russo, former Chief Financial Officer of the Company. As a percentage of sales, SG&A for the nine months ended January 31, 2000 and 1999 was approximately 13% and 10%, respectively. As a percentage of sales, SG&A for the three months ended January 31, 2000 and 1999 was approximately 6% and 5%, respectively. This increase in SG&A for the three months ended January 31, 2000 as compared to the three months ended January 31, 1999, was due to a once-time reversal of certain accruals no longer deemed necessary for the three months ended January 31, 1999. This had the effect of significantly reducing operating expenses for the three months ended January 31, 1999.

         Marketing Expenses. There were no marketing expenses for the nine months and three months ended January 31, 2000. Marketing expenses were $134,692 for the nine months ended January 31, 1999. During the nine months ended January 31, 1999, the Company entered into a new marketing campaign to sign up customers using independent agents, aligned with affinity based marketing programs. This campaign was discontinued during the second quarter of fiscal year 1999. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaign to attract new customers, since the Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $14,168 for the nine months ended January 31, 2000 compared to $771,262 for the nine months ended January 31,1999, a decrease of $757,094 or 98%. Depreciation and amortization expense was $1,000 for the three months ended January 31, 2000 compared to $208,884 for the three months ended January 31, 1999, a decrease of $207,884 or 99%. As a percentage of sales, depreciation and amortization expense was less than 1% for the nine months ended January 31, 2000 and approximately 4% for the nine months ended January 31,1999. As a percentage of sales, depreciation and amortization expense was less than 1% for the three months ended January 31, 2000 and approximately 4% for the three months ended January 31, 1999. For the nine months ended January 31, 2000 no amortization was provided, since the customer acquisition costs were fully expensed as at April 30, 1999. The depreciation and amortization for the nine months ended January 31,1999 was related to the acquisition of the AIT customer base.

         Interest Expense (Income), Net. Interest income (net) for the nine months ended January 31, 2000 was $31,721 compared to an interest expense of

$82,989 for the nine months ended January 31,1999. Interest income (net) for the three months ended January 31, 2000 was $16,835 compared to an interest expense of $29,943 for the three months ended January 31, 1999. The interest income for the nine months and three months ended January 31, 2000 was interest earned as a result of a positive cash balance. The interest expense for the nine months and three months ended January 31,1999 was primarily due to interest paid on a Note payable to WorldCom under a settlement agreement. This Note was subsequently settled during the fiscal 1999 year.

         Income Taxes. Income tax expense of $2,125,000 was provided for the nine months ended January 31, 2000 compared to $800,000 for the nine months ended January 31,1999. Income tax expense of $1,425,000 was provided for the three months ended January 31, 2000 compared to $500,000 for the three months ended January 31, 1999. For the nine months ended January 31, 2000, the Company applied the applicable statutory federal income tax rate of 34% to pretax income without taking into account any tax allowances or benefits.

         Net Income. The Company had a net income of $3,946,956 or net income of $1.13 per share, for the nine months ended January 31, 2000, as compared to net income of $4,420,722 or $1.26 per share, for the nine months ended January 31,1999. The Company had a net income of $2,594,304, or net income of $0.74 per share, for the three months ended January 31, 2000, as compared to net income of $1,585,724, or $0.45 per share, for the three months ended January 31, 1999. The net income for the nine months and three months ended January 31, 2000 was primarily due to the reversal of the deferred revenue of $3,012,244 as a result of the TALK agreement, and improved operating margins despite a decrease in sales. The reversal of deferred revenue resulted in higher sales for the nine and three months ended January 31, 2000 without a corresponding charge to cost of sales and an incremental increase in net income before taxation of $3,012,244.

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

         At January 31, 2000, the Company had a working capital deficit of $424,312, as compared to working capital deficit of $4,377,357 at April 30, 1999. The working capital deficit during the nine months ended January 31, 2000 was primarily due to income taxes payable of approximately $1.4 million and after taking into account the release of cash held in the lockbox arrangement as a result of the TALK agreement and the payment of all Federal and State taxes for the fiscal year ended April 30, 1999. For the fiscal year ended April 30, 1999 the working capital deficit was largely due to the deferred revenue of approximately $3 million and income taxes payable of approximately $2 million. The deferred revenue related to funds, held by TALK under a lockbox arrangement for which repayment at that date was uncertain. The lockbox arrangement provided that all funds in the lockbox remained the property of TALK until all amounts owed to TALK were fulfilled. The uncertainty related to a volume shortfall charge based on monthly minimum volume commitments as at April 30, 1999, which was resolved by the TALK Agreement signed on December 8, 1999. As a result of the TALK Agreement the deferred revenue was recognized as income in the current quarter results for the three months ended January 31, 2000.

         The volume shortfall charge was included in volume shortfall charge payable, net, for which the right of offset existed. The volume shortfall charge related to the Company's failure to satisfy volume purchase commitments from its carrier, TALK. The volume shortfall charge at January 31, 2000 was $488,890 and at April 30, 1999 was $1.1 million. The Company's agreements with TALK provided that the Company maintain certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. Under these prior agreements, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (representing, in aggregate, $36,000,000 for the fiscal year ended April 30, 1999 and $18,600,000 for the fiscal year ended April 30, 1998). Based on a settlement agreement ("TALK Agreement") with TALK on December 8, 1999, the Company agreed to pay $1.1 million to resolve the shortfall charge. The $1.1 million was payable, 50% immediately and the balance over an eighteen-month period. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash to the Company (net of the $550,000) that was held under a lockbox arrangement, to release all receivables that were secured pursuant to a Partition Agreement, and to waive all future minimum monthly volume commitments. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, or the date that all obligations to TALK have been satisfied in full, and for the exchange of mutual releases.

         Net cash provided by operating activities was $687,489 for the nine months ended January 31, 2000 as compared to net cash provided by operating activities of $1,351,504 for the nine months ended January 31, 1999. The net cash provided by operating activities for the nine months ended January 31, 2000 is primarily attributable to net income from operating activities, a reversal of deferred revenue and offset by a decrease in volume shortfall charge payable and income taxes payable.

         For the nine months ended January 31, 1999, the cash provided by operating activities is attributable to net income from operating activities, a decrease in accounts receivable as a result of collections and offset by a decrease in accounts payable as a result of repayment of debt.

         Cash used in investing activities was $8,079 for the nine months ended January 31, 2000. No Cash was used in investing activities for the nine months ended January 31, 1999.

         No cash was used in financing activities for the nine months ended January 31, 2000 as compared to cash used in financing activities of $1,007,704 for the nine months ended January 31, 1999. The cash used in financing activities for the nine months ended January 31, 1999 is primarily attributable to the payment made under the settlement of the AT&T debt outstanding in July 1998 as well as all payments made to WorldCom under a settlement agreement. At January 31, 2000, the Company had cash of $1,182,356.


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      10.6 Employment Agreement of Sam D. Hitner with Registrant. (Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the nine months ended January 31, 2000.)

             (b) Exhibit 27--Financial Data Schedule

             (c) Reports on Form 8-K

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

                            GROUP LONG DISTANCE, INC.

           Signature                              Title                               Date
           ---------                              -----                               ----

By: /s/ GLENN S. KOACH            President and Chief Executive Officer           April 10, 2000
    ---------------------         (Principal Executive Officer)
    Glenn S. Koach


By: /s/ SAM D. HITNER             Chief Financial Officer                         April 10, 2000
    ---------------------         (Principal Financial and Accounting Officer)
    Sam D. Hitner

