Form 10KSB
period 2000-04-30
GROUP LONG DISTANCE INC
filed 2000-08-02
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10-KSB

(Mark One)
|X|      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934


                    For the fiscal year ended April 30, 2000

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number 0-21913

                            GROUP LONG DISTANCE, INC.
                 (Name of Small Business Issuer in Its Charter)

                           Florida                                                              65-0213198
(State or Other Jurisdiction of Incorporation or Organization)                     (I.R.S. Employer Identification No.)

                       6600 N. Andrews Avenue, Suite 140,
                            Fort Lauderdale, FL 33309
                    (Address of Principal Executive Offices)

                                 (954) 771-9696
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(g) of the Exchange Act:

                                                           Name of Each Exchange
     Title of Each Class                                    on Which Registered
     -------------------                                    -------------------
 Common Stock, no par value                                     Pink Sheets


     Check whether the Issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No |_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Revenues for the fiscal year ended April 30, 2000 were $13,736,337.

     The aggregate market value of voting stock held by non-affiliates as of April 30, 2000 was $1,556,260.

     The number of shares of Common Stock, no par value, outstanding as of April 30, 2000 was 3,500,402.

     Transitional Small Business Disclosure Format (check one.):
Yes |_|       No |X|


                                TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
Item 1.     Description of Business..........................................................................     1
            Sale of Customer Base............................................................................     1
            Agreement and Plan of Merger.....................................................................     1
            The Company......................................................................................     1
            Marketing and Sales..............................................................................     2
            Services and Products............................................................................     3
            Acquisitions.....................................................................................     3
            Industry Background and Government Regulation....................................................     4
            Competition......................................................................................     5
            Employees........................................................................................     6

Item 2.     Description of Property..........................................................................     6

Item 3.     Legal Proceedings................................................................................     6

Item 4.     Submission of Matters to a Vote of Securities Holders............................................     7

Item 5.     Market for Common Equity and Related Stockholder Matters.........................................     7

Item 6.     Management's Discussion and Analysis.............................................................     8
            Overview.........................................................................................     8
            Acquisitions.....................................................................................     9
            Results of Operations............................................................................     9
            Liquidity and Capital Resources..................................................................    11
            Effects of Inflation.............................................................................    12
            Recent Accounting Pronouncements.................................................................    12
            Factors That Could Affect Operating Results......................................................    13

Item 7.     Financial Statements.............................................................................    14

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    14

Item 9.     Directors and Executive Officers, Promoters and Control Persons; Compliance with
               Section 16(a) of the Exchange Act.............................................................    15

Item 10.    Executive Compensation...........................................................................    16

Item 11.    Security Ownership of Certain Beneficial Owners and Management...................................    20

Item 12.    Certain Relationships and Related Transactions...................................................    20

Item 13.    Exhibits, List and Reports on Form 8-K...........................................................    21

Signature Page...............................................................................................    24

Report of Independent Public Accountants.....................................................................   F-1

Financial Statements.........................................................................................   F-6

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

                                     PART I

Item 1. Description of Business

Sale of Customer Base

     The Company entered into an Asset Purchase Agreement with a wholly owned subsidiary of Coyote Network Systems, Inc ("Coyote") on April 30, 2000. Pursuant to the Asset Purchase Agreement, the Company sold to a wholly owned subsidiary of Coyote, a customer base which included certain of the Company's customers under a series of related sites. The purchase price for this transaction was $1 million, payable $50,000 in cash and a note of $950,000 due at April 30, 2002 at an annual interest rate of 8%. Interest is payable monthly. The Note is secured by the assets sold. In addition, the Company entered into a Service Agreement with the wholly owned subsidiary of Coyote.

Agreement and Plan of Merger

     On May 1, 2000, the Company executed an Agreement and Plan of Merger with Coyote. The Agreement and Plan of Merger contemplates a merger between a wholly-owned subsidiary of Coyote and the Company. On July 31, 2000, a First Amendment to the Agreement and Plan of Merger was executed. As a result of the transactions, among other things, Coyote would acquire all of the assets and business of the Company, and the Company's shareholders would receive a number of shares of Coyote Common Stock determined pursuant to a formula. Provided the merger closes, it is anticipated that the Company's shareholders will receive not less than 562,500 shares of Coyote Common Stock, nor more than 1,218,750 shares of Coyote Common Stock. The formula is based on the price of the Coyote Common Stock during each of the five trading days immediately prior to closing. If the price of the Coyote Common Stock closes at less than $4 per share during each of the five trading days immediately prior to closing, then either party, in its discretion, may terminate the Agreement and Plan of Merger.

     The closing of the merger is subject to a number of conditions, including without limitation the completion of due diligence, the receipt of all requisite regulatory approvals, and the receipt of approval of the Company's shareholders. It is anticipated that the closing would occur before the end of the calendar year 2000.

     On May 3, 2000 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Agreement and Plan of Merger between Coyote and the Company.


The Company

     Group Long Distance, Inc. (the "Company") is a non-facilities-based reseller of long distance telecommunications services to small and medium-sized commercial customers and residential subscribers. The Company utilizes special network service contracts through major national long-distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. The Company was incorporated under the laws of Florida in September 1995 by ITC Integrated System, Inc. ("ITC"), an unaffiliated third party, under the name Second ITC Corporation ("Second ITC") as the successor to the business of Group Long Distance, Inc. ("GLD"), which was incorporated under the laws of Florida in July 1990. In November 1995, GLD was merged into Second ITC and Second ITC simultaneously changed its name to Group Long Distance, Inc. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries. These subsidiaries include Eastern Telecommunications Incorporated, Gulf Communications Services and Adventures-in-Telecom.

     For the fiscal years ended April 30, 2000, 1999 and 1998, the Company's annual revenues were $13.7 million, $22.8 million, $54.3 million, respectively. The Company's revenues for the fiscal years ended April 30, 2000 and 1999 are solely derived from calls routed through TALK.com, Inc. ("TALK"), formerly Tel-Save, Inc., a nationwide provider of telecommunications services. Revenues derived from TALK represented 96% of total revenues for the fiscal year ended April 30, 1998.

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

     For the Year ended April 30, 1999, based on a settlement agreement ("TALK Agreement") with TALK dated December 8, 1999, the Company agreed to pay $1.1 million to resolve the volume shortfall charge for all fiscal periods through August 1999. The $1.1 million was payable, 50% immediately and the balance over an 18 month period. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash, after payment of the initial $550,000, to the Company that was held under a lockbox arrangement, and release all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases. The Company's agreements with TALK had provided that the Company maintained certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the fiscal year ended April 30, 2000 the Company had an exposure for a monthly commitment of $3,000,000 for such revenues through August 1999 (aggregate commitment of $12,000,000) and for fiscal year ended April 30, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for a aggregated annual commitment for such revenues of $18,600,000.

     The Company's customers had historically have been located principally in the Southeastern United States. As a result of its marketing efforts and acquisitions, however, the Company was able to expand its geographical market to include all of the United States, except Alaska. The Company historically targeted customers whose telecommunications usage needs generally do not qualify for major carriers' volume discounts or for the level of support services made available to higher volume users.

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

     In a further effort to improve efficiencies, the Company had commenced "LEC billing" arrangements with the Regional Bell Operating Companies and local exchange carriers ("LEC") during the second quarter of fiscal year 1998. These LEC billing arrangements have improved billing efficiencies, increased collections and assisted in lowering customer attrition, however, there can be no assurance that such billing efficiencies, improved collections or customer retention will continue in the future.

Acquisitions

     The Company operates in a highly fragmented segment of the telecommunications industry and historically expanded its operations through the acquisition of customer bases. The Company has no plans, agreements, commitments, understandings or arrangements with respect to any acquisition. For the three-year fiscal periods ended April 30, 2000, the Company had made the following acquisitions:

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

     Bell Atlantic, a RBOC, has received permission from the FCC and is offering long distance service in the New York area.


Employees

     In October 1997, the Company outsourced its back office operations, which included collections, customer service and provisioning, reducing its workforce. As of April 30, 2000, the Company employed three full-time employees.

Item 2. Description of Property

     The Company's offices were relocated on November 22, 1999 to 6600 N. Andrews Avenue, Suite 140, Fort Lauderdale, Florida, which comprises 910 square feet and are leased by the Company under an extension to six-month sub-lease that expires in September 2000. The Company pays rent of approximately $2,000 per month. Previously, the Company was located at 1451 W. Cypress Creek Road, Suite 200, Fort Lauderdale, Florida comprising of 7,950 square feet and paid rent of approximately $8,000 per month.

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

Item 4. Submission of Matters to a Vote of Securities Holders

     On March 14, 2000 an Annual Meeting of the Shareholders of the Company was held to vote on two proposals; Proposal One was to elect two (2) class 3 directors of the Company to serve until the annual meeting of shareholders in 2002 and until their respective successors are duly elected and qualified and Proposal Two was to elect Grant Thornton LLP as the independent public accountants of the Company for the Fiscal Year ending April 30, 2000.

     The Meeting approved Proposal One for Stanley Gottlieb as director of the Company; 2,199,876 Votes for, 531,845 Votes Withheld and Jack Kanfer as director of the Company; 2,201,076 Votes for, 530,645 Votes Withheld.

     The Class 1 directors, Messrs. Glenn Koach and John Tomlinson, will continue in office until the 2001 Annual Meeting of Shareholders; the Class 2 director, Mr. Edward Harwood, will continue in office until the 2002 Annual Meeting of Shareholders; and the Class 3 directors, Messrs. Stanley Gottlieb and Jack Kanfer will continue in office until the 2003 Annual Meeting of Shareholders.

     The Meeting approved Proposal Two to elect Grant Thornton LLP as the independent public accountants of the Company; 2,282,776 Votes for, 43,000 Votes Against, 0 Abstain.

     No further matters came before the Annual Meeting.



                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Price Range of Common Stock. Since December 2, 1999, the Common Stock has traded on a limited basis on the pink sheets and previously on the OTC Bulletin Board from December 2, 1998 until December 1, 1999, under the symbol "GLDI." The Company was taken off the OTC Bulletin Board for failing to fulfill all of its reporting requirements pursuant to the Exchange Act of 1934, as amended. The Company subsequently filed all its outstanding Quarterly Reports for the first and second quarters of fiscal year 2000 and held an Annual Shareholders Meeting on March 14, 2000. The Company was delisted from the Nasdaq SmallCap Market and the Boston Stock Exchange ("BSE") on December 2, 1998. Since March 31, 1997, the date the following shares first traded on the Nasdaq SmallCap Market, the Common Stock were quoted on the Nasdaq SmallCap Market under the symbols "GLDI" and "GLDIW," respectively, and on the BSE under the symbols "GPL" and "GPLW," respectively. Prior to March 31, 1997, the Common Stock traded on a limited basis on the OTC Bulletin Board, under the symbol "GLDT" and prior to that date, the redeemable warrants did not trade. The redeemable warrants expired on March 24, 2000.

     The following sets forth, for the periods indicated, high and low per share bid information for the Common Stock reported on the Nasdaq SmallCap Market and the OTC Bulletin Board. Such high and low bid information reflect inter-dealer quotas without retail, mark-up, mark down or commissions and may not represent actual transactions:

                                                                                       For the period
                                                                                          beginning
                                                                                       May 1, 1999 and
                                                                                      Ending April 30,
                                                                                            2000
                                                                                            ----
                                                                                      High         Low
                                                                                      ----         ---
           First Quarter..........................................................      $0.75     $0.156
           Second Quarter.........................................................      0.250      0.063
           Third Quarter..........................................................      0.850      0.020
           Fourth Quarter.........................................................      0.900      0.370


                                                                                       For the period
                                                                                          beginning
                                                                                       May 1, 1998 and
                                                                                      Ending April 30,
                                                                                            1999
                                                                                            ----
                                                                                      High         Low
                                                                                      ----         ---
           First Quarter..........................................................     $3.000     $1.000
           Second Quarter.........................................................      2.250      0.531
           Third Quarter..........................................................      1.250      0.500
           Fourth Quarter.........................................................      1.125      0.437

     Dividend Information. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     Approximate Number of Security Holders. As of April 30, 2000, the Company had approximately 120 registered holders of record of the Common Stock.

Item 6. Management's Discussion and Analysis

     The following discussion and analysis of significant factors affecting the Company's operating results and liquidity and capital resources should be read in conjunction with the accompanying financial statements and related notes.

Overview

     Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to various long distance telecommunications networks such as TALK. The Company is dependent on TALK and numerous regional and local telephone companies to provide its services and products. The Company's revenues for fiscal year ended April 30, 2000 and 1999 are solely derived from calls routed through TALK. Revenues derived from TALK represented 96% of total revenues for the fiscal years ended April 30, 1998.

     On December 8, 1999, the Company entered into the TALK Agreement. See Item
1. "Description of Business - The Company", above. Pursuant to the TALK Agreement TALK agreed to release approximately $2.9 million dollars of cash to the Company that was held under a lockbox arrangement, and release all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases.

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

Acquisitions

     The Company had historically grown its business, in part, by increasing its business through acquisition. The Company has no plans, intentions or arrangements to enter into any acquisitions.

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

Sale of Customer Base and Agreement and Plan of Merger

     On or about April 30, 2000, the Company executed various agreements with Coyote and a wholly owned subsidiary of Coyote. See Item 1. "Description of Business", above.

     As a result of the sale of a customer base pursuant to the Asset Purchase Agreement, the Company's revenues will be lower in the fiscal year ended April 30, 2001 and thereafter.

Results of Operations

     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                                                Year Ended April 30,
                                                                                --------------------
                                                                              2000                1999
                                                                              ----                ----
         Sales..........................................................       100%                100%
         Cost of sales..................................................        38                  52
         Gross profit...................................................        62                  48
         Selling, general and administrative expense....................        14                  15
         Depreciation and amortization expense..........................         *                   5
         Volume Shortfall Charge........................................        --                   5
         Income from operations.........................................        48                  24
         Gain on sale of customer base..................................         7                  --
         Interest expense, net..........................................         *                   *
         Income before income taxes.....................................        55                  24
         Income taxes...................................................         6                   8
         Net Income ....................................................        49                  16

         * Less than 1 percent.

     Comparison of Fiscal Year Ended April 30, 2000 to Fiscal Year Ended April 30, 1999

     Sales. The Company's sales were $13,736,337 for the fiscal year ended April 30, 2000, compared to $22,837,340 for the fiscal year ended April 30, 1999, a decrease of $9,101,003 or approximately 40%. Sales for the fiscal year ended April 30, 2000 includes deferred revenue being recognized as income in the current fiscal year ended April 30, 2000 of $3,012,244 as a result of the TALK Agreement. The decrease in sales was a result of ceasing all marketing activities and normal attrition of the customer base. Management believes that the attrition of the customer base is normal for the industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, and after taking into account the sale of a customer base, the Company's revenues are likely to continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2001, and thereafter. During the fiscal year ended April 30, 2000 the Company had revenues from this customer base of approximately $1.7 million and approximately $3.8 million for the fiscal year ended April 30, 1999.

     Cost of Sales. Cost of sales were $5,230,837 for the fiscal year ended April 30, 2000, compared to $11,834,036 for the fiscal year ended April 30, 1999, a decrease of $6,603,199 or approximately 56%. As a percentage of sales, cost of sales was approximately 38% and 52% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of the effect of the recognition of the deferred revenue in the current quarter without a corresponding charge, the Company being able to better negotiate its buy rate from its carrier as a result of the TALK Agreement and a change in the mix of customer base from the fiscal year ended April 30, 1999. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 49% and 52% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter, as a result of the sale of a customer base. During the fiscal year ended April 30, 2000 the Company had cost of sales from this customer base of approximately $1.2 million and approximately $2.7 million for the fiscal year ended April 30, 1999.

     Gross Profit. Gross profit was $8,505,500 for the fiscal year ended April 30, 2000 compared to $11,003,304 for the fiscal year ended April 30, 1999, a decrease of $2,497,804 or approximately 22%. As a percentage of sales, gross profit was 62% and 48% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. The increase in gross profit percentages in the fiscal year ended April 30, 2000 was primarily as a result of the effect of the recognition of the deferred revenue in the current quarter without a corresponding charge, a lower buy rate from the carrier and improved margins on, and a change in the mix of customer base from the fiscal ended April 30, 1999. Gross Profit, after adjusting for the effect of the recognition of the deferred revenues of $3,012,244 was $ 5,493,256 for the fiscal year April 30, 2000, a decrease compared to the previous fiscal year of $ 5,510,048 or 50%. As a percentage of sales after adjusting for deferred revenues, gross margin was approximately 51% and 48% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively.

     Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,961,578 for the fiscal year ended April 30, 2000 compared to $3,463,625 for the fiscal year ended April 30, 1999, a decrease of $1,502,047 or approximately 43%. This decrease in SG&A was due to the reduced sales volumes, lower bad debt expense, and a significant reduction in operating expenses as compared to the year ended April 30, 1999. As a percentage of sales, SG&A for the fiscal year ended April 30, 2000 and 1999 was approximately 14% and 15%, respectively. This decrease was due to a reduction in costs as a result of lower sales and significantly reduced operating expenses.

SG&A expenses for the fiscal year ended April 30, 2000 included two Severance Packages totaling $310,000 for Messrs. Dunne, former President and Chief Executive Officer of the Company, and Russo, former Chief Financial Officer of the Company.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $15,368 for the fiscal year ended April 30, 2000 compared to $1,019,087 for the fiscal year ended April 30, 1999, a decrease of $1,003,719 or approximately 98%. The significant reduction in depreciation and amortization for the fiscal year ended April 30, 2000 was attributable to the customer acquisition costs having been fully amortized as of April 30, 1999. This amortization was primarily a result of the acquisition of the AIT customer base. As a percentage of sales, depreciation and amortization expense was less than 1% and approximately 5% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively.

     Volume Shortfall Charge. There was no volume shortfall charge for the year ended April 30, 2000. The volume shortfall charge for the fiscal year ended April 30, 1999 of $1.1 million resulted from the Settlement set forth in the TALK Agreement.

     Gain on Sale of Customer Base. There was a gain on sale of a customer base of $1 million for the fiscal year ended April 30, 2000. The gain on sale of the customer base for the fiscal year ended April 30, 2000 resulted from the Company entering into an Asset Purchase Agreement with a wholly owned subsidiary of Coyote. See Item 1. "Description of Business - Sale of Customer Base," above. Under the Agreement the Company sold a customer base, which includes certain of the Company's customers under a series of related sites. The acquisition costs for this customer base had already been written off in full and therefore the entire sale price was recorded as a gain in the fiscal year ended April 30, 2000. Outside direct costs on this transaction were deemed to be immaterial.

     Interest Income (expense), Net. Interest income (net) for the fiscal year ended April 30, 2000 was $3,825 compared to an interest expense of $83,094 for the fiscal year ended April 30, 1999. The interest income for the fiscal year ended April 30, 2000 was interest earned as a result of a positive cash balance, offset by interest paid on income taxes due for the year ended April 30, 1999. The interest expense for the fiscal year ended April 30,1999 was primarily due to interest paid on a Note payable to WorldCom under a settlement agreement. This Note was subsequently settled during the fiscal 1999 year.

     Income Taxes. Income tax expense of $867,511 was provided for the fiscal year ended April 30, 2000 compared to $1,769,900 for the year ended April 30, 1999. The decrease in the income tax expense for the year ended April 30, 2000 was a result of realization of tax effects caused by a reduction in the valuation allowance due to the sale of a customer base.

     Net Income. The Company had a net income of $6,664,868, or net income of $1.90 per share, for the fiscal year ended April 30, 2000, as compared to net income of $3,567,598, or $1.02 per share, for the year ended April 30, 1999. The net income for the fiscal year ended April 30, 2000 was after taking into account the gain on sale of customer base of $1,000,000 and deferred revenue being recognized as income in the current fiscal year ended April 30, 2000 of $3,012,244 as a result of the TALK Agreement. The net income for the fiscal year ended April 30, 1999 was affected by the volume shortfall charge of $1,100,000.

Liquidity and Capital Resources

     The Company's primary cash requirements have historically been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company had historically satisfied its working capital requirements principally through cash flow from operations (including advances from TALK) and borrowings from institutions and carriers. Currently the Company has positive cash flow and cash resources to meet current levels of expenditure.

     At April 30, 2000, the Company had a working capital surplus of $1,131,488, as compared to working capital deficit of $4,377,357 at April 30, 1999. The working capital surplus for the fiscal year was largely due to cash on hand as a result of the release of all funds related to the TALK Agreement. The working capital deficit during the fiscal year ended April 30, 1999 was largely due to the deferred revenue of approximately $3 million, which included funds, held by

TALK under a lockbox arrangement for which repayment was uncertain. The uncertainty related to a volume shortfall charge based on monthly minimum volume commitments as at April 30, 1999, which was resolved by the TALK Agreement. The deferred revenue was recognized in the third quarter of the fiscal year ending April 30, 2000.

     Net cash provided by operating activities was $1,695,401 for the fiscal year ended April 30, 2000 as compared to cash provided by operating activities of $1,280,607 for the fiscal year ended April 30, 1999. The cash provided by operating activities for the fiscal year ended April 30, 2000 is primarily attributable to net income from operating activities, a reversal of deferred revenue and offset by a decrease in volume shortfall charge payable and income taxes payable. For the fiscal year ended April 30, 1999, the cash provided by operating activities is primarily attributable to net income from operating activities, a decrease in accounts receivables and offset by a decrease in accounts payable as a result of repayment of debt.

     Net cash provided by investing activities was $41,920 for the fiscal year ended April 30, 2000, as compared to no cash provided by investing activities for the fiscal year ended April 30, 1999. The cash provided by investing activities was the result of the sale of a customer base and the receipt of a payment in terms of the sale agreement.

     No cash was used in financing activities for the fiscal year ended April 30, 2000 as compared to $1,081,623 for the fiscal year ended April 30, 1999. For the fiscal year ended April 30, 1999 the cash used in financing activities was primarily attributable to paying down debt and accounts payable owed to TALK, including payment of the balance of the loan outstanding to TALK in connection with the July 1996 acquisition of all of the common stock of AIT and marketing expenses incurred in connection with the Company's telemarketing efforts during the 1998 fiscal year. At April 30, 2000, the Company had cash of $2,240,267.

     The Company's gross accounts receivable decreased by $1,027,678 during the fiscal year ended April 30, 2000 to $651,783 from $1,679,461 during the prior period. Accounts receivable were 10% of total assets at April 30, 2000, compared to 71% of total assets at April 30, 1999. The Company's allowance for doubtful accounts decreased by approximately $129,000, to $259,000 compared to $388,000 in the prior period.

     Total current liabilities decreased during the fiscal year ended April 30, 2000 by $4,542,909 to $1,635,010 from $6,177,919 as compared to the fiscal year ended April 30, 1999. The decrease was a result of the recognition of deferred revenues in the current fiscal year ended April 30, 2000, and lower income taxes payable.

     At April 30, 2000, the Company's allowance for doubtful accounts was approximately $259,000 as compared to approximately $388,000 at April 30, 1999, which the Company believes is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectibility of accounts receivable could have a adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for 5% of the Company's adjusted revenues before deferred revenues for the fiscal year ended April 30, 2000 and 6% of the Company's revenues for the fiscal year ended April 30, 1999.

Effects of Inflation

     The Company does not believe that inflation has had a significant impact on its operations for the fiscal year ended April 30, 2000.

Recent Accounting Pronouncements

     In June 1998 the FASB issued statement of Financial Accounting Standards
(FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities, and was amended by FAS No. 138. This statement is effective for all fiscal years beginning after June 15, 2000. Management does not expect this standard to have a significant impact on the Company's operations.

Factors That Could Affect Operating Results

     This Annual Report on Form 10-KSB contains forward-looking statements. Additional written and oral forward-looking statements may be made by the Company from time to time in Securities and Exchange Commission ("SEC") filings and otherwise. The Company cautions readers that results predicted by forward-looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements, due to the following factors, among other risks and factors identified from time to time in the Company's filings with the SEC:

    o The Company has entered into an Agreement and Plan of Merger with Coyote. See Item 1. "Description of Business - Agreement and Plan of Merger," above. No assurances can be given that the merger will, in fact, be closed or the timing of such closing.

    o The Company has sold a customer base. See Item 1. "Description of Business - Sale of Customer Base," above. As a result, the Company's revenues and gross profit will be lower in the year ended April 30, 2001 and thereafter. During the fiscal year ended April 30, 2000 the Company had revenues from this customer base of approximately $1.7 million and million and approximately $3.8 million for the fiscal year ended April 30, 1999.

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

    o All of the Company's revenues are derived from calls routed through TALK, a nationwide telecommunications provider for fiscal years April 30 2000 and 1999. Such revenues represented 96% of total revenues for the year ended April 30, 1998. Poor performance by TALK could have material adverse affect on the Company's operating results.

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

Item 7. Financial Statements

     The consolidated financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-18. The report of Grant Thornton LLP, independent certified public accountants, dated July 14, 2000 (except for Note K, as to which date is July 31, 2000).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Glenn S. Koach, 44, a former Director was appointed President on October 13, 1999. Mr. Koach was appointed as the Company's Executive Vice President on August 1, 1999 and a Director on September 11, 1999. Mr. Koach succeeded Mr. Russo as a Class 1 Director upon Mr. Russo's resignation. Mr. Koach is a Certified Public Accountant and had been a Principal and Investment Manager of Riverside Capital Advisors, an investment company based in South Florida. Mr. Koach has served as Chairman of the Board of Metro Airlines from 1994 to 1997, and is also President of Harvard Corporation, a private real estate investment company.

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

     Jack Kanfer, 63, has been a Class 3 Director of the Company since December 21, 1999. Mr. Kanfer succeeded Mr. Dunne as a Director, upon his resignation. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987 Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services a New York Stock Exchange listed company that was acquired by Waste Management.

     John L. Tomlinson, 51, was appointed Chairman of the Board on October 13, 1999 upon Mr. Dunne's resignation and has been a Class 1 Director of the Company since November 1995. In May 1999, Mr. Tomlinson was appointed as a Vice President of the Company. Mr. Tomlinson is a Certified Public Accountant and has been in private practice since 1990. Mr. Tomlinson also serves as a director of Gateway American Bank of Florida.

     There are no family relationships between any of the Officers and Directors of the Company.


                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of any registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. The Company believes that all of its directors and executive officers are delinquent in filing certain reports. In August, 2000, Messrs. Koach, Hitner, Gottlieb, Harwood, Kanfer and Tomlinson, filed various Forms 3 and 4. At this time the Company believes that all of its director and executive officers have filed all required reports.

Item 10. Executive Compensation

     The following table sets forth the compensation awarded or paid to, or earned by, the Company's President and Chief Executive Officer during the fiscal years ended April 30, 2000, 1999 and 1998. No other executive officer of the Company currently or formerly serving as an executive officer received a total salary and bonus of $100,000 for the fiscal year ended April 30, 2000. Accordingly, no information is reported for such persons.

                           Summary Compensation Table

----------------------------------------- ------ ---------------------------------------- ----------------------------
      Name and Principal Position         Fiscal           Annual Compensation              Long Term Compensation
                                          Year
                                                 ----------- ------------ --------------- ----------- ----------------
                                                 Salary ($)   Bonus ($)       Other         Awards        Payouts
                                                                              Annual
                                                                           Compensation
                                                                               ($)
                                                                                          ----------- ----------------
                                                                                          Securities     All Other
                                                                                          Underlying   Compensation
                                                                                           Options          ($)
                                                                                             (#)
----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Glenn S. Koach                            2000     $103,952      $15,000       $4,112(1)  500,000(2)        $1,212(3)
    President and Chief Executive         1999           --           --           --          --               --
    Officer                               1998           --           --           --          --               --
----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Sam D. Hitner                             2000      $81,315       $7,500       $3,320(4)   25,000(5)          $687(3)
    Chief Financial Officer
----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Gerald M. Dunne, Jr. (6)                  2000     $269,686      $27,000      $31,285(7)       --               --
   Former Chairman, Chief Executive       1999     $165,000      $36,000      $17,801(7)       --(8)        $4,500(9)
   Officer and President                  1998     $150,000     $255,000      $21,296(7)       --           $4,500(9)
----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Peter J. Russo (10)                       2000     $165,847       $6,000       $4,287(11)      --               --
   Former Chief Financial Officer         1999     $100,000      $18,000      $10,043(11)      --(8)        $3,000(9)
                                          1998      $85,000      $70,000       $9,132(11)      --           $2,550(9)
----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------

----------
(1) In October 1999 Mr. Koach was appointed President and Chief Executive Officer of the Company and its subsidiaries. For Mr. Koach. - Fiscal 2000 amount includes auto expenses of $3,500 and medical expense coverage of $612.

(2) On November 18, 1999 the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(3) In January 2000, the Company commenced its SIMPLE IRA plan. The amount reported represents the Company's matching contribution for the fiscal year ended April 30, 2000.

(4) On September 11, 1999 Mr. Hitner was appointed Chief Financial Officer of the Company. For Mr. Hitner. - Fiscal 2000 amount includes medical expense coverage of $3,320.

(5) Mr. Hitner has been granted 25,000 stock options under the Company's 1996 Stock Option Plan to purchase shares of the Company's Common Stock. 10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from 1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from 1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

(6) On October 13, 1999, Mr. Gerald M. Dunne, Jr. ("Dunne") resigned as President, Chief Executive Officer and a Director of the Company and each of its subsidiaries. In connection with Dunne's resignation, on October 13, 1999, the Company and Dunne entered into a Separation Agreement pursuant to which the Company agreed to pay Dunne severance pay of $190,000, less all applicable employment withholding taxes. The remaining $133,000 was paid by the Company during the current fiscal year ended April 30, 2000 in such amounts, to such parties, at such dates and upon the satisfaction of certain conditions as set forth in the Separation Agreement. The $190,000 severance pay has been included in the above table under salary for the year ended April 30, 2000.

(7) For Mr. Dunne, Jr. - Fiscal 2000 amount includes auto expenses of $24,846 and medical expense coverage of $6439; Fiscal 1999 amount includes auto expenses of $11,982 and medical expense coverage of $5,819; Fiscal 1998 amount includes auto expenses of $17,123 and medical expense coverage of $4,173.

(8) On July 2, 1998 the Company's Board of Directors granted 75,000 options and 30,000 options to purchase shares of Common Stock at $1.375 a share to Mr. Dunne and Mr. Russo, respectively. These options have both subsequently terminated.

      On October 9, 1998 the Company's Board of Directors granted 125,000 options and 50,000 options to purchase shares of Common Stock at $0.50 a share to Mr. Dunne and Mr. Russo, respectively. These options have both subsequently terminated.

(9) In April 1997, the Company commenced its 401(k) plan. The amount reported represents the Company's matching contribution for the fiscal year ended April 30, 1999. The plan was terminated in March 1999.

(10) On September 11, 1999, Mr. Peter J. Russo ("Russo") resigned as Chief Financial Officer and a Director of the Company and it subsidiaries In connection with Russo's resignation, on September 11, 1999 the Company and Russo entered into a Separation Agreement pursuant to which the Company agreed to pay to Russo severance pay of $120,000, $60,000 of which was paid on September 11, 1999 and $60,000 payable in $10,000 monthly payments in connection with the Separation Agreement. As at April 30, 2000, the Company had paid all monies pursuant to the Separation Agreement. The $120,000 severance pay has been included in the above table under salary for the year ended April 30, 2000.

(11) For Mr. Russo - Fiscal 2000 amount includes auto expenses of $2,383 and medical expense coverage of $1,904; Fiscal 1999 amount includes auto expenses of $4,800 and medical expense coverage of $5,243;Fiscal 1998 amount includes auto expenses of $4,800 and medical expense coverage of $4,032;

Employment Agreements

      In November 1999, the Company and Mr. Koach entered into a one-year employment agreement providing for his employment as the Company's President and Chief Executive Officer with an annual base salary of $150,000 per year. The agreement shall be automatically renewed for one-year periods, unless either party to the agreement gives written notice to the other party not less than ninety (90) days prior to the expiration of such period. The agreement provides for a bonus based on the Company's performance, profitability, positive cash flow and other factors as may be determined by the Option and Compensation Committee of the Board of Directors. The agreement provides that in the event of termination for cause, Mr. Koach shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause, Mr. Koach will receive a severance payment equal to three months of his then annual base salary. The agreement also includes a three-month agreement not to compete commencing on the date of termination.

     In February 2000, the Company and Mr. Hitner entered into a one-year employment agreement providing for his employment as the Company's Chief Financial Officer with an annual base salary of $85,000 per year. The agreement shall be automatically renewed for one-year periods, unless either party to the agreement gives written notice to the other party not less than ninety days (90) prior to the expiration of such period. The agreement provides for a bonus based on the Company's performance, profitability, positive cash flow and other factors as may be determined by the President of the Company. Mr. Hitner shall also be entitled to stock options in accordance with the Company's 1996 Stock Option. The agreement provides that in the event of termination for cause, Mr. Hitner shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause, Mr. Hitner will receive a severance payment equal to six months of his then annual base salary and all benefits. The agreement also includes a six-month agreement not to compete commencing on the date of termination.

     The following table provides certain information regarding the stock options granted during the year ended April 30, 2000 to certain of the Company's executive officers and former executive officers named in the Summary Compensation Table.

             Option Grants For the Fiscal Year Ended April 30, 2000

---------------------------------- --------------------- ------------------ ------------------- --------------------
              Name                      Number of           % of Total         Exercise of        Expiration Date
                                        Securities        Options Granted       Base Price
                                    Underlying Options      to Employees         $/Share
                                      Granted (#)(1)       in Fiscal Year
---------------------------------- --------------------- ------------------ ------------------- --------------------
Glenn S. Koach                         500,000(1)               100%                  --           11/18/2004
President and Chief Executive
Officer
---------------------------------- --------------------- ------------------ ------------------- --------------------
Sam D. Hitner                               --                   --                   --                   --
Chief Financial Officer
---------------------------------- --------------------- ------------------ ------------------- --------------------
Gerald M. Dunne, Jr.                        --(2)                --                   --                   --
Former Chairman, Chief Executive
Officer and President
---------------------------------- --------------------- ------------------ ------------------- --------------------
Peter J. Russo                              --(2)                --                   --                   --
Former Chief Financial Officer
---------------------------------- --------------------- ------------------ ------------------- --------------------

(1) On November 18, 1999 the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 shares of Common Stock at an exercise price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.


 (2) These two executive officers named in the above table, have terminated their employment with the Company, and all options have expired.


     The following table sets forth certain information for the executive officers and former executive officers named in the Summary Compensation Table with respect to the exercise of options to purchase Common Stock during the fiscal year ended April 30, 2000 and the number and value of securities underlying unexercised options held by these former executive officers as of April 30, 2000.


                  Aggregated Option Exercises In the Year Ended
                April 30, 2000 and Fiscal Year-End Option Values

-------------------------------- ----------------- --------------- ------------------------ ------------------------
             Name                     Shares       Value Realized         Number of           Value of Unexercised
                                   Acquired on                      Securities Underlying     In-the-Money Options
                                   Exercise (#)                      Unexercised Options       at April 30, 2000
                                                                   Held at April 30, 2000   Exercisable/Unexercisable
                                                                   Exercisable/Unexercisable
-------------------------------- ----------------- --------------- ------------------------ ------------------------
Glenn S. Koach                            --              --         500,000/0 (1)                     $0/$0
President and Chief Executive
Officer
-------------------------------- ----------------- --------------- ------------------------ ------------------------
Sam D. Hitner                             --              --          25,000/0 (2)                     $0/$0
Chief Financial Officer
-------------------------------- ----------------- --------------- ------------------------ ------------------------
Gerald M. Dunne, Jr.                      --              --               0/0 (3)                     $0/$0
Former Chairman, Chief
Executive Officer and
President
-------------------------------- ----------------- --------------- ------------------------ ------------------------
Peter J. Russo                            --              --               0/0 (3)                     $0/$0
Former Chief Financial Officer
-------------------------------- ----------------- --------------- ------------------------ ------------------------

(1) On November 18, 1999 the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(2) Mr. Hitner has been granted 25,000 stock options under the Company's 1996 Stock Option Plan to purchase shares of the Company's Common Stock. 10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from 1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from 1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

(3) These two executive officers named in the above table, have terminated their employment with the Company, and all options have expired.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, known to the Company with respect to the beneficial ownership of its Common Stock as of April 30, 2000 for
(i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers and (iv) all directors and executive officers as a group.

--------------------------------------------------------------------------- --------------------- ------------------
                                   Name                                       Number of Shares      Percentage of
                                                                                Beneficially        Total Voting
                                                                                   Owned             Shares (1)
--------------------------------------------------------------------------- --------------------- ------------------
Mr. Glenn S. Koach, President and Chief Executive Officer and Director (2)       540,966(3)              13.1%
Mr. Sam D. Hitner, Chief Financial Officer and Secretary (4)                      29,000(5)               0.7%
Mr. John L. Tomlinson, Chairman of the Board, Vice President and Director         39,066(7)               0.9%
Mr. Edward Harwood, Director                                                      99,668(7)               2.4%
Mr. Stanley A. Gottlieb, Director                                                 32,000(7)               0.8%
Mr. Jack Kanfer, Director                                                         39,000(7)               0.9%
Mr. Gerald M. Dunne, Jr., Former Chairman, President and Chief Executive         229,182(8)               5.6%
Mr. Peter J. Russo, Former Chief Financial Officer)                                4,000(9)               0.1%
All directors and executive officers as a group (8 persons)                   1,012,882(10)              24.5%
--------------------------------------------------------------------------- --------------------- ------------------

----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying the options held by such person that are exercisable within 60 days of the date hereof, but excludes shares of Common Stock underlying options held by any other person.

(2)   Became President and Chief Executive Officer on October 13, 1999.

(3) On November 18, 1999 the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(4)   Became Chief Financial Officer on September 11, 1999.

(5) Includes 25,000 currently exercisable options to purchase shares of the Company's Common Stock. 10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from 1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from 1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

(6) On October 13, 1999, Mr. Tomlinson, Vice-President and a Director of the Company, was appointed as Chairman of the Board upon the resignation of Mr. Dunne.

(7) Includes options exercisable one year after grant date of November 18, 1999 to purchase 20,000 shares of Common Stock at an exercise price of $.20 per share and 5,000 shares of Common Stock at an exercise price of $.40 per share, all expiring on November 18, 2004.

(8) Served as President and Chief Executive Officer, Director and Chairman of the Board until October 13, 1999.

(9) Served as Chief Financial Officer and Director of the Company, until September 11, 1999.

(10) Includes an aggregate of currently exercisable options to purchase 525,000 shares of common stock. Also included was options to purchase 100,000 shares of Common Stock with an exercise date of November 18, 2000.

Item 12. Certain Relationships and Related Transactions

     In September 1995, the Company issued a promissory note to John L. Tomlinson, Chairman of the Board of directors and a Vice President of the Company, and Philip C. Cezeaux, an unaffiliated third party, in the aggregate principal amount of $100,000. The interest rate on the promissory note adjusted semi-annually based on the prime rate plus 2% and principal and interest was payable in equal monthly installments of $2,600 until September 1999. The promissory note was repaid in full in February 1999. As an inducement for the loan, the Company issued options in September 1995 to Messrs. Tomlinson and

Cezeaux to purchase 47,635 shares of Common Stock at a price of $3.15 per share. These options expired on September 30, 1997, and 16,700 shares were exercised in September 1997.

     For the year ended April 30, 2000 and 1999, Mr. Tomlinson also performed taxation services for the Company. John L. Tomlinson CPA, PA was paid for these services approximately $17,000 and $19,000 for the year ending April 30, 2000 and 1999, respectively.

On September 11, 1999, Mr. Peter J. Russo ("Russo") resigned as Chief Financial Officer and a Director of the Company and it subsidiaries. On September 11, 1999 the Company entered into a Consulting Agreement with Torbay Management Services, Inc., ("Torbay") a corporation controlled by Russo, pursuant to which Torbay would provide consulting services to the Company. Torbay would receive a monthly consulting fee of $6,000 for the four-month term of the agreement. The Company could extend the term for an additional two months, resulting in an additional $6,000 in monthly consulting fees. The Company could offset payments due to Torbay by any amount received by Russo by an acquirer of the Company that are in excess of the amount due to Russo under the Separation Agreement. As at April 30, 2000, the Company had paid Torbay $24,000 in consulting fees. The Consulting Agreement was not extended after the expiration of the initial four-month term.


Item 13. Exhibits, List and Reports on Form 8-K

       (a) Exhibits

Exhibit
Number         Description Of Exhibits
------         -----------------------

   3.1   --    Amended and Restated Articles of Incorporation of Registrant.
               (Filed as an Exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2 (No. 333-17681) filed March
               3, 1996 and incorporated herein by reference.)

   3.2   --    Amended and Restated By-laws of Registrant. (Filed as an Exhibit to Amendment No. 1 to the ComRegistration Statement on Form SB-2
               (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.1   --    Form of Representative's Warrant Agreement including Form of
               Representative's Warrant Certificates. (Filed as an Exhibit to
               Amendment No. 1 to the Company's Registration Statement on Form
               SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.2   --    Form of Redeemable Warrant Agreement including Form of Warrant
               Certificate. (Filed as an Exhibit to Amendment No. 1 to the
               Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.3   --    Form of Common Stock Certificate. (Filed as an Exhibit to the
               Company's Annual Report on Form 10-KSB for the year ended April
               30, 1998 and incorporated herein by reference.)

  10.11  --    Second Amendment and Renewal of Lease between Registrant and
               Gateway Investments Corporation regarding 1451 West Cypress Creek
               Road, Fort Lauderdale, Florida dated February 5, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2
               (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

  10.16  --    Purchase Agreement and Plan of Exchange between Registrant and
               Adventures-in-Telecom. Inc. dated July 3, 1996. (Filed as an
               Exhibit to the Company's report on Form 10-KSB dated August 12,
               1996 and incorporated herein by reference.)

  10.17  --    Loan Agreement between Registrant and TALK dated July 11,
               1996. (Filed as an Exhibit to the Comreport on Form 10-KSB dated
               August 12, 1996 and incorporated herein by reference.)

  10.18  --    Consent and Amendment between TALK, and Registrant dated December
               2, 1996. (Filed as an Exhibit to the Company's Registration
               Statement on Form SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

Exhibit
Number         Description Of Exhibits
------         -----------------------


  10.19  --    Consent and Amendment between TALK and the Registrant dated
               January 31, 1997. (Filed as an Exhibit to the Company's Annual
               Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

  10.20  --    Agreement between TALK and the Registrant, dated February 28,
               1997. (Filed as an Exhibit to the Company's Annual Report on Form
               10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

  10.23  --    Employment Agreement of Gerald M. Dunne, Jr. with Registrant.
               (Filed as an Exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form SB-2 (No. 333-17681) filed March
               21, 1997 and incorporated herein by reference.)

  10.24  --    1996 Stock Option Plan. (Filed as an Exhibit to Amendment No. 1
               to the Company's Registration Statement on Form SB-2 (No.
               333-17681) filed March 3, 1996 and incorporated herein by reference.)

  10.25  --    Stock Purchase Agreement dated as of August 11, 1997 between the Registrant and the selling shareholders of Eastern
               Telecommunication Incorporated, together with all exhibits thereto. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

  10.26  --    Separation Agreement between Peter J. Russo with Registrant.
               (Filed as an Exhibit to the Company's Annual Report on Form
               10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

  10.27  --    Consulting Agreement between Torbay Management Services, Inc., with Registrant. (Filed as an Exhibit to the Company's Annual
               Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

  10.28  --    Separation Agreement between Gerald M. Dunne, Jr. with
               Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

  10.29  --    Employment Agreement of Glenn S. Koach with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

Exhibit
Number         Description Of Exhibits
------         -----------------------


  10.30  --    Sublease Agreement between ADMINASSISTANCE with the Registrant dated November 4, 1999. (Filed as an Exhibit to the Company's
               Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

  10.31  --    Letter of Intent between COYOTE and the Company dated March
               28, 2000. (Filed as an Exhibit to Form 8-K on March 31, 2000 and incorporated herein by reference.)

  10.32  --    Agreement and Plan of Merger between Coyote and the Company dated May 1, 2000. (Filed as an Exhibit to Form 8-K on April 30,
               2000 and incorporated herein by reference.)

  10.33  --    Asset Purchase Agreement between INET Interactive Network
               Systems, Inc., and the Company dated April 30, 2000. (Filed as an
               Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

  10.34  --    First Amendment to Agreement and Plan of Merger between Coyote and the Company dated July 31, 2000. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April
               30, 2000.)

  21.1   --    Subsidiaries of Registrant.

  27.1   --    Financial Data Schedule.



(b) Reports on Form 8-K

     On March 31, 2000 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Coyote Letter of Intent to acquire the Company.

     On May 3, 2000 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Agreement and Plan of Merger between Coyote and the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August 2000.

                                             GROUP LONG DISTANCE, INC.


                                             By: /s/ GLENN S. KOACH
                                             ----------------------
                                                     Glenn S. Koach

     Pursuant to the requirements of the Securities Exchange Act of 1945, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                    Signature                                  Title                               Date
                    ---------                                  -----                               ----
       /s/ GLENN S. KOACH                   President and Chief Executive Officer            August 2, 2000
-------------------------------------
            Glenn S. Koach                  (Principal Executive Officer)

        /s/ SAM D. HITNER                   Chief Financial Officer                          August 2, 2000
-------------------------------------
              Sam D. Hitner                 (Principal Financial Officer)

     /s/ JOHN L. TOMLINSON                  Chairman of the Board and Vice President         August 2, 2000
-------------------------------------
           John L. Tomlinson

      /s/ EDWARD HARWOOD                    Director                                         August 2, 2000
-------------------------------------
             Edward Harwood

      /s/ STANLEY GOTTLIEB                  Director                                         August 2, 2000
-------------------------------------
            Stanley Gottlieb

      /s/ JACK KANFER                       Director                                         August 2, 2000
-------------------------------------
             Jack Kanfer

                  FINANCIAL STATEMENTS AND REPORT
                     OF INDEPENDENT CERTIFIED
                        PUBLIC ACCOUNTANTS

                     GROUP LONG DISTANCE, INC.
                         AND SUBSIDIARIES

                      April 30, 2000 and 1999

                               TABLE OF CONTENTS





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-1

CONSOLIDATED BALANCE SHEETS                                            F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-3

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)               F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-6

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Group Long Distance, Inc.

We have audited the accompanying consolidated balance sheets of Group Long Distance, Inc. and Subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Long Distance, Inc. as of April 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/ GRANT THORNTON LLP


Fort Lauderdale, Florida
July 14, 2000 (except for Note K, as to
  which the date is July 31, 2000)


                   Group Long Distance, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    April 30,


                                     ASSETS

                                                                                       2000            1999
                                                                                   ------------    -----------
Current assets
    Cash                                                                           $  2,240,267    $    502,946
    Accounts receivable less allowance for doubtful
      accounts of $259,000 and $388,000 at April 30,
      2000 and 1999, respectively                                                       392,783       1,291,461
    Prepaid expenses and other current assets                                            36,000           6,155
    Deferred tax asset - current                                                         97,448              --
                                                                                   ------------    ------------

              Total current assets                                                    2,766,498       1,800,562
                                                                                   ------------    ------------

Property and equipment, net                                                               5,879          13,168
Note receivable                                                                         950,000              --
Deferred tax asset                                                                      213,312              --
                                                                                   ------------    ------------

              Total assets                                                         $  3,935,689    $  1,813,730
                                                                                   ============    ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities
    Accounts payable                                                               $    595,334    $    476,084
    Volume shortfall charge payable, net                                                397,222         407,738
    Deferred revenue                                                                         --       3,012,244
    Income taxes payable                                                                539,824       1,769,900
    Accrued expenses and other liabilities                                              102,630         511,953
                                                                                   ------------    ------------

              Total current liabilities                                               1,635,010       6,177,919
                                                                                   ------------    ------------

Stockholders' equity (deficit)
Preferred stock, no par value, 2,000,000 shares
  authorized; no shares issued and outstanding                                               --              --
Common stock, no par value, 12,000,000 shares
  authorized; 3,500,402 shares issued and
  outstanding as of April 30, 2000 and 1999                                                  --              --
Additional paid-in capital                                                            5,913,988       5,913,988
Accumulated deficit                                                                  (3,613,309)    (10,278,177)
                                                                                   ------------    ------------

              Total stockholders' equity (deficit)                                    2,300,679      (4,364,189)
                                                                                   ------------    ------------

              Total liabilities and stockholders' equity (deficit)                 $  3,935,689    $  1,813,730
                                                                                   ============    ============


The accompanying notes are an integral part of these statements.


                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the Years Ended April 30,


                                                   2000           1999
                                               ------------   -------------
Sales                                          $ 13,736,337   $ 22,837,340
Cost of sales                                     5,230,837     11,834,036
                                               ------------   ------------

               Gross profit                       8,505,500     11,003,304

Selling, general and administrative expenses      1,961,578      3,463,625
Depreciation and amortization                        15,368      1,019,087
Volume shortfall charge                                  --      1,100,000
                                               ------------   ------------

               Income from operations             6,528,554      5,420,592

Gain on sale of customer base                     1,000,000             --
Interest income (expense), net                        3,825        (83,094)
                                               ------------   ------------

               Income before income taxes         7,532,379      5,337,498

Income tax                                          867,511      1,769,900
                                               ------------   ------------

               Net income                      $  6,664,868   $  3,567,598
                                               ============   ============

Net income per common share - basic            $       1.90   $       1.02
                                               ============   ============

Net income per common share - diluted          $       1.87   $       1.00
                                               ============   ============

The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Years Ended April 30, 2000 and 1999



                                                                                               Total
                              Shares of                       Additional                    Stockholders'
                                Common          Common         Paid-in     Accumulated         Equity
                                Stock            Stock         Capital        Deficit         (Deficit)

Balance, April 30, 1997        3,462,354    $          --   $  5,848,819   $ (4,212,445)   $  1,636,374

Exercise of stock options         40,429               --         65,169             --          65,169

Net loss                              --               --             --     (9,633,330)     (9,633,330)
                            ------------    -------------   ------------   ------------    ------------

Balance, April 30, 1998        3,502,783               --      5,913,988    (13,845,775)     (7,931,787)

Return of stock                   (2,381)              --             --             --              --

Net income                            --               --             --      3,567,598       3,567,598
                            ------------    -------------   ------------   ------------    ------------

Balance, April 30, 1999        3,500,402               --      5,913,988    (10,278,177)     (4,364,189)

Net income                            --               --             --      6,664,868       6,664,868
                            ------------    -------------   ------------   ------------    ------------

Balance, April 30, 2000        3,500,402    $          --   $  5,913,988   $ (3,613,309)   $  2,300,679
                            ============    =============   ============   ============    ============

The accompanying notes are an integral part of this statement.


                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the Years Ended April 30,


                                                                                       2000            1999
                                                                                   ------------    ------------
Cash flows from operating activities
     Net income                                                                    $  6,664,868    $  3,567,598
     Adjustments to reconcile net income to net cash provided
       by operating activities
         Depreciation and amortization                                                   15,368       1,019,087
         Provision for bad debts                                                        129,038       1,389,352
         Gain on sale of customer base                                               (1,000,000)             --
         Forgiveness of debt                                                                 --        (433,484)
         Changes in assets and liabilities
              Decrease in accounts receivable                                           769,641       5,797,785
              (Increase) decrease in prepaid expenses and other
                current assets                                                          (29,845)         92,555
              Increase in deferred tax asset                                           (310,760)             --
              (Decrease) increase in volume shortfall charge payable                    (10,516)        407,738
              Increase (decrease) in accounts payable                                   119,250     (15,221,521)
              Decrease in accrued expenses and other liabilities                       (409,323)       (120,647)
              (Decrease) increase in deferred billing revenue                        (3,012,244)      3,012,244
              (Decrease) increase in income taxes payable                            (1,230,076)      1,769,900
                                                                                   ------------    ------------

                  Net cash provided by operating activities                           1,695,401       1,280,607
                                                                                   ------------    ------------

Cash flows from investing activities
     Acquisitions of property and equipment                                              (8,080)             --
     Receipt on sale of customer base                                                    50,000              --
                                                                                   ------------    ------------

                  Net cash provided by investing activities                              41,920              --
                                                                                   ------------    ------------

Cash flows from financing activities
     Net payments under line of credit agreement                                             --         (87,044)
     Principal repayments of long-term debt                                                  --        (994,579)
                                                                                   ------------    ------------

                  Net cash used in financing activities                                      --      (1,081,623)
                                                                                   ------------    ------------

Net increase in cash                                                                  1,737,321         198,984

Cash at beginning of year                                                               502,946         303,962
                                                                                   ------------    ------------

Cash at end of year                                                                $  2,240,267    $    502,946
                                                                                   ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
         Taxes                                                                     $  2,477,288    $         --
         Interest                                                                  $     54,236    $     95,578


The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             April 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     The Company is a non-facility based reseller of long distance telecommunication services. The Company utilizes service contracts to provide its customers with switched, dedicated and private line services through its long distance telecommunications carrier TALK.com, Inc. (herein referred to as TALK) (formerly Tel-Save, Inc.)

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     Property and Equipment
     ----------------------

     Additions and major renewals to property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over an estimated useful life of five years for office equipment, furniture and fixtures and leasehold improvements. Total accumulated depreciation was $129,246 and $113,877 at April 30, 2000 and 1999, respectively.

     Customer Acquisition Costs
     --------------------------

     Customer acquisition costs represent the net cost of purchased customer accounts, which, historically, were generally amortized over five years utilizing an accelerated method. The Company's amortization method and life are based on estimated attrition rates and attempt to match these costs with the corresponding revenues. Accumulated amortization was $7,607,743 at April 30, 1999, and the customer acquisition costs have been fully amortized as of April 30, 1999.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Customer Acquisition Costs - Continued
     --------------------------

     In December 1996, as a result of higher than expected customer attrition, the Company accelerated the amortization costs of the AIT customer base over a three year period. Fiscal 1999 was the final year of amortization for these customer acquisition costs. The amortization expense for the year ended April 30, 1999 was $937,484.

     Employee Benefit Plan
     ---------------------

     Effective January 1, 2000, the Company adopted the simple IRA plan. The Company made matching contributions of $2,192, equal to a limit of 3% of the participant's salary for the year ended April 30, 2000.

     Income Taxes
     ------------

     Deferred income taxes have been provided for elements of income and expense, which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws. A valuation allowance is provided against deferred income tax assets to the extent of the likelihood that the deferred tax asset may not be realized.

     Deferred Revenues
     -----------------

     As of April 30, 1999, deferred revenue includes the funds collected from its customers and held by the Company's long distance telecommunications carrier. The funds were being held by the carrier as a result of the Company's failure to satisfy the volume purchase commitment in the contract with the carrier for which collectibility was uncertain.

     On December 8, 1999, the Company entered into a settlement and amended agreement with its carrier TALK that resolved the Company's violation of the purchase commitment. The agreement includes a payment to TALK of $1.1 million, the release of receivables and the release of $2.9 million dollars of cash to the Company, the resolution of the shortfall charge, an extension of its carrier agreement and the exchange of releases. As a result, the Company recognized the related revenue in the amount of $3,012,244 in the year ended April 30, 2000 without a corresponding cost of sales.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Earnings Per Share
     ------------------

     Basic earnings per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. The total number of such weighted average shares was 3,500,402 and 3,502,463 for the years ended April 30, 2000 and 1999, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.

     The following table illustrates the reconciliation of the income and weighted average number of shares of the basic and diluted earnings per share computations:

                                 Year Ended April 30, 2000                     Year Ended April 30, 1999
                                 -------------------------                     -------------------------
                                           Weighted                                      Weighted
                                            Average       Per Share                       Average      Per Share
                          Net Income         Shares         Amount      Net Income        Shares         Amount
                          ----------         ------         ------      ----------        ------         ------
        Basic EPS        $ 6,664,868      3,500,402    $       1.90    $ 3,567,598      3,502,463    $      1.02

        Diluted EPS      $ 6,664,868      3,559,911    $       1.87    $ 3,567,598      3,584,327    $      1.00

     Included in diluted shares are common stock equivalents relating to options of 59,509 and 81,864 for 2000 and 1999, respectively. Options to purchase 438,250 shares of common stock at prices ranging from $0.40 to $1.00, which were outstanding at April 30, 2000 and options to purchase 465,000 shares of common stock at prices ranging from $1.38 to $5.06, which were outstanding during 1999, were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. The options for the year ended April 30, 2000 were granted in 1999 and 2000 and are exercisable primarily over the next five years.

     Use of Estimates
     ----------------

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




                                                                     (continued)
                                      F-8

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 2000 and 1999.

     Stock Options
     -------------

     Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" requires additional proforma disclosures for companies, such as Group Long Distance, Inc. that continue to account for employee stock options under the intrinsic value method specified in APB 25 (see Note G).

     Segment Reporting
     -----------------

     The Company has one single reporting segment. The Company's revenues are derived from customers located in the United States and all the Company's long-lived assets are located in the United States.

     Recently Issued Pronouncement
     -----------------------------

     In June 1998, the FASB issued Statement of Financial Accounting Standards
     (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was amended by FASB No. 138. FAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.



                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE B - CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable, which are due from small, and medium size businesses. The Company continually evaluates the creditworthiness of its customers; however, it generally does not require collateral.

     The Company's revenues are derived from calls routed through TALK network switching equipment utilizing AT&T transmission facilities. The use of the equipment and transmission facilities are afforded through the Partition Agreement the Company has with TALK. TALK may suspend services or terminate the agreement upon the occurrence of any event of default by the Company. Such revenues represented 100% of total revenues in fiscal 2000 and 1999.

NOTE C - LINE OF CREDIT

     In 1999, the Company repaid a line of credit of $87,044 and did not renew the line of credit agreement.

NOTE D - INCOME TAXES

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

     The provision for income taxes consists of the following at April 30,:

                                                         2000                1999
                                                   ---------------     ---------------
                           Current
                               Federal             $     1,001,750     $     1,502,600
                               State                       176,521             267,300

                           Deferred
                               Federal                    (280,783)                 --
                               State                       (29,977)                 --
                                                   ---------------     ---------------

                                                   $       867,511     $     1,769,900
                                                   ===============     ===============

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999



NOTE D - INCOME TAXES - Continued

     The expense for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 2000 and 1999:

                                                                             2000               1999
                                                                       ---------------    ----------------
           Expense for income taxes, at 34%                            $     2,561,000    $      1,814,700
           Increase (decrease) in tax resulting from:
                Change in valuation allowance                               (1,791,900)                 --
                Nondeductible items                                             43,052               3,800
                Nontaxable gain on forgiveness of debt                              --            (147,400)
                State taxes, net of federal tax benefit                         96,734             178,200
                Utilization of net operating loss                                   --             (60,900)
                Other                                                          (41,375)            (18,500)
                                                                       ---------------    ----------------

                                                                       $       867,511    $      1,769,900
                                                                       ===============    ================

     Deferred tax assets are comprised of the following at April 30, 2000 and 1999.

                                                                             2000               1999
                                                                       ---------------    ----------------
          Allowance for doubtful accounts                              $        97,448    $        145,900
          Customer acquisition costs                                           213,312           1,799,100
          Net operating loss                                                    28,800              28,800
                                                                       ---------------    ----------------
              Deferred tax assets                                              339,560           1,973,800
          Less valuation allowance                                              28,800           1,973,800
                                                                       ---------------    ----------------

                                                                       $       310,760    $             --
                                                                       ===============    ================

     The valuation allowance decreased $1,945,000 in 2000. This was primarily the result of the sale of a customer base (see Note J). For tax purposes, the tax basis in the asset sold was approximately $3,900,000 and for book purposes its basis was zero.

     At April 30, 2000, the Company had net operating loss carryforwards for federal tax purposes of $76,631, expiring April 30, 2011. This net operating loss relates to the separate return limitation year ("SRLY") provisions which apply to this net operating loss of a subsidiary.


                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE E - LEASES

     As of April 30, 1999, the Company leased one office facility under a noncancellable-operating lease, which expired in March 2000. In November 1999, the Company subleased this space and subleased a new office facility under a noncancellable-operating lease, which expired June 30, 2000. The Company obtained an extension through September 30, 2000. Rent expense for the years ended April 30, 2000 and 1999 totaled approximately $57,000 and $98,000.

     Approximate future minimum lease payments applicable to the noncancellable operating lease is as follows:

                                  Year Ending April 30,
                                  ---------------------
                                          2001                   $       9,000

NOTE F - COMMITMENTS AND CONTINGENCIES

     In November 1999, the Company and the Company's President and Chief Executive Officer entered into a one-year employment agreement providing a base salary of $150,000 and a bonus based on the Company's performance, profitability, and positive cash flow. The agreement shall be automatically renewed for one-year periods unless written notice to the contrary is given by either party. In addition, he was granted options to purchase 500,000 shares of Common Stock at various exercise prices, all equal or above the fair market value of the Common Stock on the date of grant.

     In February 2000, the Company and the Chief Financial Officer entered into a one-year employment agreement providing a base salary of $85,000 and a bonus based on the Company's performance, profitability, and positive cash flow. The agreement shall be automatically renewed for one-year periods unless written notice to the contrary is given by either party.

     The Company's network service agreement with TALK contains provisions for guaranteed monthly volume and network usage, which is the basis for determining volume discounts and other special billing features. The Company had failed to meet this commitment resulting in a volume shortfall charge. In December 1999, the Company settled this charge for $1,100,000 (see Note A). Of the aggregate amount of $1,100,000, $550,000 was payable on the settlement date and the balance to be payable in eighteen equal monthly installments. As of April 30, 2000, a balance of approximately $400,000 is remaining.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

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

     In connection with the foregoing matter, pursuant to an indemnification agreement, the Company and each of the founders, jointly and severally, have agreed to indemnify the underwriters to the offering (see Note H), and each of the founders has agreed to indemnify the Company, for any and all losses, claims, damages, expenses or liabilities (including reasonable legal fees and expenses) as a result of any claim arising out of or based upon the failure to disclose the issuance of the shares to the founders. In the event and as a result of any such claim, the Company is required to issue additional shares of Common Stock; the founders have agreed to deliver an equal number of shares of Common Stock to the Company for cancellation.

NOTE G - STOCK OPTIONS

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

                             April 30, 2000 and 1999


NOTE G - STOCK OPTIONS - Continued

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

     On July 2, 1998, the Company's Board of Directors granted 148,000 options to purchase shares of common stock to various directors, officers and employees at $1.375 a share. On April 29, 1999, the directors and officers relinquished 135,000 of these options.

     On October 9, 1998, the Company's Board of Directors approved and ratified an increase of 350,000 in the number of options available for grant under the terms of the Stock Option Plan.

     On October 9, 1998, the Company's Board of Directors granted 247,000 options to purchase shares of common stock to various directors, officers and employees at $0.50 a share. On April 29, 1999, the directors and officers relinquished 225,000 of these options.

     On November 18, 1999, the Company granted to the President and Chief Executive Officer currently exercisable options to purchase 100,000 shares of common stock at $0.20 per share, 100,000 shares of common stock at $0.40 per share, 100,000 shares of common stock at $0.60 per share, 100,000 shares of common stock at $0.80 per share, and 100,000 shares of common stock at $1.00 per share. All of these options expire on November 18, 2004.

                                                                     (continued)
                                      F-14

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE G - STOCK OPTIONS - Continued

     On November 18, 1999, the Company granted to each Director, excluding the President and Chief Executive Officer (a total of four individuals), options, exercisable one year after the grant date, to purchase 20,000 shares of common stock at an exercise price of $0.20 per share and 5,000 shares of common stock at an exercise price of $0.40 per share. All of these options expire on November 18, 2004.

     On December 22, 1999, the Company's Option and Compensation Committee of the Board of Directors approved the repricing of options previously granted to various employees. These employees' 20,500 options previously granted at $1.38 are now exercisable as follows: (1) 11,750 options at $0.20 and (2) 8,750 options at $0.40. These options expire on December 22, 2004.

     Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and income per share would have been changed to the pro forma amounts indicated below.

                                                                             2000               1999
                                                                       ---------------    ----------------
                  Net income
                      As reported                                      $     6,664,868    $      3,567,598
                      Pro forma                                        $     6,565,297    $      2,659,694

                  Basic income per share
                      As reported                                      $          1.90    $           1.02
                      Pro forma                                        $          1.87    $            .76

                  Diluted income per share
                      As reported                                      $          1.87    $           1.00
                      Pro forma                                        $          1.84    $            .74

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

                                                                     (continued)

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999


NOTE G - STOCK OPTIONS - Continued

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 0.0 percent for all years; expected volatility of 221.52 % and 268.29 %, and 129.78 %; risk-free interest rate ranging from 4.51% to 6.54%, and 4.51% to 5.49%; and expected holding periods ranging up to 4 and 5 years.

     A summary of the status of the Company's fixed stock options as of April 30, 2000 and 1999, and changes during the years ending on those dates is as follows:

                                                         2000                                 1999
                                          ---------------------------------     --------------------------------
                                                                Weighted -                           Weighted -
                                                                 Average                              Average
                                               Shares        Exercise Price           Shares      Exercise Price
                                               ------        --------------           ------      --------------
         Outstanding at beginning of
           year                                 487,000         $    4.15             449,707       $     5.02
         Granted                                626,750              0.53             395,000              .83
         Exercised                                    -                                     -
         Expired                                      -                                     -
         Forfeited                              483,750              4.17             357,707             1.20
                                          -------------                         -------------

         Outstanding at end of year             630,000              0.53             487,000             4.15
                                                                                =============

         Options exercisable at end
           of year                                                530,000             458,906
         Weighted-average fair value
           of options granted during
           the year                                             $    0.15       $        0.54

     The following information applies to options outstanding at April 30, 2000.

                                                 Options Outstanding                      Options Exercisable
                          --------------------------------------------------    --------------------------------
                                             Weighted -
                                              Average           Weighted -                          Weighted -
           Range of                          Remaining           Average                             Average
       Exercise Prices         Shares    Contractual Life     Exercise Price          Shares      Exercise Price
       ---------------    ------------   -----------------   ---------------     -------------   ---------------
          $0.20-0.50         330,000            4.53            $    0.29            230,000        $    0.81
          $0.60-1.00         300,000            4.55            $    0.80            300,000        $    0.80



                                                                     (continued)
                                      F-16

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999



NOTE H - EQUITY

     In March 1997, the Company completed an underwritten public offering of its common stock and warrants. The Company sold 1,250,000 shares and warrants to purchase 1,437,500 shares at an exercise price of $5.40 per share (the "Redeemable Warrants"). The Company realized proceeds of $3,895,455, net of underwriter's discount and out of pocket expenses. In connection with the offering, the underwriter was granted warrants to purchase 125,000 shares of common stock at $4.95 per share, which expired on March 24, 2000. The underwriter also was granted the right to purchase 125,000 redeemable warrants at $.11 per redeemable warrant all of which are exercisable at any time within the three years ending March 24, 2000. None of the warrants issued to the underwriter have been exercised, and none of the redeemable warrants have been exercised.

NOTE I - RELATED PARTY TRANSACTIONS

     For the years ended April 30, 2000 and 1999, a vice president and director of the Company performed tax preparation services for the Company, was paid approximately $17,000 and $19,000 for the years ending April 30, 2000 and 1999, respectively.

     On September 11, 1999, the Company entered into a four-month consulting agreement with Torbay Management Services, Inc., ("Torbay") a corporation controlled by Mr. Peter J. Russo, former Chief Financial Officer and Director of the Company. For the year ending April 30, 2000, the Company paid Torbay $24,000.

NOTE J - SALE OF CUSTOMER BASE

     The Company entered into an Asset Purchase Agreement ("agreement") with another company ("purchaser") on April 30, 2000. The purchaser is a wholly owned subsidiary of Coyote (see Note K). Under the agreement, the Company sold to the purchaser a "customer base," which includes certain of the Company's customers under a series of related sites. The purchase price for this transaction is $1 million payable with $50,000 in cash on April 30, 2000 and a note of $950,000 due on April 30, 2002 with an annual interest rate of 8%. The note is secured by all existing and future pledges and Security Agreement dated April 30, 2000 and interest is payable monthly. Repayment of the note is to be with receipts from the purchased customer base.

                                                                     (continued)
                                      F-17

                   Group Long Distance, Inc. and Subsidiaries

                             April 30, 2000 and 1999



NOTE J - SALE OF CUSTOMER BASE - Continued

     In addition, the Company agrees to provide the purchaser with "customer service". Customer service shall mean collection services provided by the Company, which is currently being provided to the Company by TALK. The price for the customer service under this agreement shall be $10,000 per month, commencing May 2000, and ending on the earliest of (1) upon completion of the purchaser's obligations to the Company under the Asset and Purchase Agreement and the promissory note or (2) the mutual consent of the parties at any time. In conjunction with the agreement and the related sale of the customer base, the Company recorded a gain of $1,000,000 in the year ended April 30, 2000.

NOTE K - SALE OF THE COMPANY

     On May 1, 2000, the Company executed an Agreement and Plan of Merger ("merger") with Coyote Network Systems, Inc. ("Coyote"). This agreement contemplates a merger between a wholly owned subsidiary of Coyote and the Company. On July 31, 2000, a First Amendment to the Agreement and Plan of Merger was executed.

     As a result of the contemplated merger, among other things, Coyote would acquire all of the assets and business of the Company, and the Company's shareholders would receive a number of shares of Coyote Common Stock determined, pursuant to a formula, but not less than 562,500 shares of Coyote Common Stock, subject to adjustment under certain circumstances.

     Per the amendment, if the price of the Coyote Common Stock closes at less than $4 per share during each of the five trading days immediately prior to the closing, then either party in its discretion may terminate the Agreement and Plan of Merger.

     The closing of the transactions is subject to a number of conditions, including without limitation the completion of due diligence, the receipt of all requisite regulatory approvals, and the receipt of approval of the Company's shareholders. It is anticipated that the closing would occur before the end of the calendar year 2000.