Form 10QSB
period 2000-07-31
GROUP LONG DISTANCE INC
filed 2000-09-14
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                  For the Quarterly period ended July 31, 2000

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

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock, no par value, outstanding as of September 14, 2000 was 3,500,402.

Transitional Small Business Disclosure Format (check one): Yes |_|        No |X|

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.       FINANCIAL INFORMATION

              Item 1.    Financial Statements

                         Consolidated Balance Sheets as of July 31, 2000 (Unaudited) and April 30,
                         2000.........................................................................................  1

                         Unaudited Consolidated Statements of Operations for the Three months ended
                         July 31, 2000 and 1999.......................................................................  2

                         Unaudited Consolidated Statements of Cash Flows for the Three months ended
                         July 31, 2000 and 1999.......................................................................  3

                         Notes to Consolidated Financial Statements...................................................  4

              Item 2.    Management's Discussion and Analysis of Financial Condition
                         and Results of Operations....................................................................  6

PART II.      OTHER INFORMATION

              Item 6.    Exhibits and Reports on Form 8-K.............................................................  9

                         SIGNATURES................................................................................... 11

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  July 31, 2000 (Unaudited) and April 30, 2000

                                                                                         July 31,                April 30,
                                                                                          2000                     2000
                                                                                       -----------             -----------
                                                                                      (Unaudited)
Current assets
Cash                                                                                   $ 2,171,772             $ 2,240,267
Accounts receivable less allowance for doubtful
accounts of $180,000 and $259,000 at July 31, 2000 and
April 30, 2000, respectively                                                               172,825                 392,783
Prepaid expenses and other current assets                                                   24,000                  36,000
Deferred tax asset - current                                                                67,700                  97,448
                                                                                       -----------             -----------

               Total current assets                                                      2,436,297               2,766,498
                                                                                       -----------             -----------

Property and equipment, net                                                                  4,679                   5,879
Note receivable                                                                            950,000                 950,000
Deferred tax asset                                                                         212,060                 213,312
                                                                                       -----------             -----------

               Total assets                                                            $ 3,603,036             $ 3,935,689
                                                                                       ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                                       $   498,812             $   595,334
Volume shortfall charge payable, net                                                       305,556                 397,222
Deferred revenue                                                                                --                      --
Income taxes payable                                                                       114,058                 539,824
Accrued expenses and other liabilities                                                     146,000                 102,630
                                                                                       -----------             -----------

               Total current liabilities                                                 1,064,426               1,635,010
                                                                                       -----------             -----------

Stockholders' equity
Preferred stock, no par value, 2,000,000 shares
authorized; no shares issued and outstanding                                                    --                      --
Common stock, no par value, 12,000,000 shares
authorized; 3,500,402 shares issued and
outstanding as of July 31, 2000 and April 30, 2000                                              --                      --
Additional paid-in capital                                                               5,913,988               5,913,988
Accumulated deficit                                                                     (3,375,378)             (3,613,309)
                                                                                       -----------             -----------

               Total stockholders' equity                                                2,538,610               2,300,679
                                                                                       -----------             -----------

               Total liabilities and stockholders' equity                              $ 3,603,036             $ 3,935,689
                                                                                       ===========             ===========








The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Three Months Ended July 31, 2000 and 1999


                                                 Three Months Ended
                                                 ------------------
                                                      July 31,
                                                      --------

                                                   2000         1999
                                                ----------   ----------

Sales                                           $1,362,431   $3,488,311
Cost of sales                                      685,114    1,799,994
                                                ----------   ----------

                   Gross profit                    677,317    1,688,317

Selling, general and administrative expenses       349,603      229,230
Depreciation and amortization                        1,200        8,100
                                                ----------   ----------

                   Income from operations          326,514    1,450,987

Interest income, net                                55,417        4,398
                                                ----------   ----------

                   Income before income taxes      381,931    1,455,385

Income tax                                         144,000      500,000
                                                ----------   ----------

                   Net income                   $  237,931   $  955,385
                                                ==========   ==========

Net income per common share - basic             $     0.07   $     0.27
                                                ==========   ==========

Net income per common share - diluted           $     0.06   $     0.27
                                                ==========   ==========









The accompanying notes are an integral part of these statements.

                   Group Long Distance, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months Ended July 31, 2000 and 1999

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                                             July 31,
                                                                                             --------

                                                                                       2000           1999
                                                                                   -----------    -----------
Cash flows from operating activities
Net income                                                                         $   237,931    $   955,385
Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                                  1,200          8,100
          Provision for bad debts                                                       41,443        179,925
Changes in assets and liabilities
               Decrease in accounts receivable                                         178,515        342,272
               Decrease in deferred tax assets                                          31,000             --
               Decrease in prepaid expenses and other
                 current assets                                                         12,000             --
               Increase in carrier receivable                                               --       (512,078)
               Decrease in volume shortfall charge payable                             (91,666)      (407,738)
               (Decrease) increase in accounts payable                                 (96,522)           631
               Increase (Decrease) in accrued expenses and other liabilities            43,370       (330,453)
               (Decrease) increase in income taxes payable                            (425,766)       500,000
                                                                                   -----------    -----------

                    Net cash (used in) provided by operating activities                (68,495)       736,044
                                                                                   -----------    -----------

Cash flows from investing activities
                    Net cash provided by investing activities                               --             --
                                                                                   -----------    -----------

Cash flows from financing activities
                    Net cash used in financing activities                                   --             --
                                                                                   -----------    -----------

Net (decrease) increase in cash                                                        (68,495)       736,044

Cash at beginning of year                                                            2,240,267        502,946
                                                                                   -----------    -----------

Cash at end of year                                                                $ 2,171,772    $ 1,238,990
                                                                                   ===========    ===========











The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001.

         The balance sheet at April 30, 2000 has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended April 30, 2000.

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

         As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched, dedicated and private line services to long distance telecommunications networks. The Company does not own or operate any primary transmission facilities. All of the Company's products and services are currently provided for by long distance carriers and regional and local telephone companies. The Company entered into agreements with TALK.com ("TALK"), formerly Tel-Save, Inc., a nationwide provider of telecommunications services to purchase long distance telephone service at discounted bulk rates. The Company then resells these discounted services to customers, at rates lower than rates the Company's customers are able to obtain for themselves due to small call volume. The Company then provisions the customer onto the carriers' networks, which provide the actual transmission service. The Company does not own or lease any telephone equipment at the customer's premises, nor does it provide telephone cabling or installation services. The customer still maintains its own existing telephone numbers, and all changes in service are done by the local or interexchange carriers. The customers incur no expense in making the decision to switch to the service of the Company.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE C-- SALE OF CUSTOMER BASE

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

NOTE D-- AGREEMENT AND PLAN OF MERGER

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

         Based on a settlement agreement ("TALK Agreement") with TALK dated December 8, 1999, the Company agreed to pay $1.1 million to resolve the volume shortfall charge for all fiscal periods through August 1999. The $1.1 million was payable, 50% immediately and the balance over an 18-month period. As part of the TALK Agreement, TALK agreed to release approximately $2.9 million dollars of cash, after payment of the initial $550,000, to the Company that was held under a lockbox arrangement, and release all receivables that were secured pursuant to the Partition Agreement, and that all future minimum monthly volume commitments were waived by TALK. In addition, the TALK Agreement provides for an extension of the current carrier agreement until the later of August 31, 2002, and the date that all obligations to TALK have been satisfied in full, and the exchange of mutual releases. The Company's agreements with TALK had provided that the Company maintained certain monthly revenues (as defined in the agreements) to the carrier for services provided under the agreements during stated periods. For the three months ended July 31, 1999 the Company had an exposure for a monthly commitment of $3,000,000 for such revenues through August 1999 (aggregate commitment of $12,000,000) and for three months ended July 31, 1999, the Company had an exposure for a monthly commitment for such revenues of $3,000,000 (aggregate commitment of $36,000,000). For the fiscal year ended April 30, 1998, the Company had an exposure for an aggregated annual commitment for such revenues of $18,600,000.

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

Sale of Customer Base and Agreement and Plan of Merger

     On or about April 30, 2000, the Company executed various agreements with Coyote and a wholly owned subsidiary of Coyote. See "Note C - Sale of Customer Base" above.

     As a result of the sale of a customer base pursuant to the Asset Purchase Agreement, it is anticipated that the Company's revenues will be lower in the fiscal year ended April 30, 2001 and thereafter.

Results of Operations

         The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                                                      Three Months Ended July 31,
                                                                                      ---------------------------

                                                                                      2000                   1999
                                                                                      ----                   ----

          Sales.................................................................       100%                   100%
          Cost of sales.........................................................        50                     52
          Gross profit..........................................................        50                     48
          Selling, general and administrative expense...........................        26                      7
          Depreciation and amortization expense.................................         *                      *
          Income from operations................................................        24                     42
          Interest expense, net.................................................         4                      *
          Income before income taxes............................................        28                     42
          Income taxes..........................................................        11                     14
          Net Income............................................................        17                     28

          * Less than 1 percent.

Comparison of Three months ended July 31, 2000 to Three months ended July 31, 1999.

         Sales. The Company's sales were $1,362,431 for the three months ended July 31, 2000, compared to $3,488,311 for the three months ended July 31, 1999, a decrease of $2,125,880 or approximately 61%. The decrease in sales was a result of the sale of a customer base, ceasing all marketing activities and normal attrition of the remaining customer base. Management believes that the attrition of the customer base is normal for the industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, and after taking into account the sale of a customer base, the Company's revenues are likely to continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2001, and thereafter. During the three months ended July 31, 1999 the Company had revenues from this customer base of approximately $549,000.

         Cost of Sales. Cost of sales were $685,114 for the three months ended July 31, 2000, compared to $1,799,994 for the three months ended July 31, 1999, a decrease of $1,114,880 or approximately 62%. As a percentage of sales, cost of sales was approximately 50% and 52% for the three months ended July 31, 2000 and April 30, 1999, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition and the sale of a customer base. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter, as a result of the sale of a customer base. During the three months ended July 31, 1999 the Company had cost of sales from this customer base of approximately $366,000.

         Gross Profit. Gross profit was $677,317 for the three months ended July 31, 2000 compared to $1,688,317 for the three months ended July 31, 1999, a decrease of $1,011,000 or approximately 60%. As a percentage of sales, gross profit was 50% and 48% for the three months ended July 31, 2000 and July 31, 1999, respectively. The decrease in gross margin between comparative periods was due to the decrease in revenues as a result of customer attrition and the sale of a customer base.

         Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $349,603 for the three months ended July 31, 2000 compared to $229,230 for the three months ended July 31, 1999, an increase of $120,373 or approximately 52%. This increase in SG&A is a result of professional fees for services rendered in connection with the Plan of Merger with Coyote, as well as a reduction in bad debt recoveries compared to the three months ended July 31, 1999. As a percentage of sales, SG&A for the three months ended July 31, 2000 and 1999 was approximately 26% and 7%, respectively. This increase was as a result of lower sales and the fact that operating expenses remained constant for the three months ended July 31, 2000.

         Depreciation and Amortization Expense. Depreciation and amortization expense was $1,200 for the three months ended July 31, 2000 compared to $8,100 for the three months ended July 31, 1999, a decrease of $6,900 or approximately 85%. The significant reduction in depreciation and amortization expense for both three months periods ended July 31, 1999 and 2000 was attributable to the customer acquisition costs having been fully amortized as of April 30, 1999. As a percentage of sales, depreciation and amortization expense was less than 1% for the three months ended July 31, 2000 and July 31, 1999, respectively.

         Interest Income, Net. Interest income (net) for the three months ended July 31, 2000 was $55,417 compared to $4,398 for the three months ended July 31, 1999. The interest income for the three months ended July 31, 2000 and the three months ended July 31, 1999 was interest earned as a result of a positive cash balance.

         Income Taxes. Income tax expense of $144,000 was provided for the three months ended July 31, 2000 compared to $500,000 for the three months ended July 31, 1999. The decrease in the income tax expense for the three months ended July 31, 2000 was due to the decrease in revenues as a result of customer attrition and the sale of a customer base.

         Net Income. The Company had a net income of $237,931 or net income of $0.07 per share, for the three months ended July 31, 2000, as compared to net income of $955,385, or $0.27 per share, for the year ended April 30, 1999.

Liquidity and Capital Resources

         The Company's primary cash requirements have historically been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company had historically satisfied its working capital requirements principally through cash flow from operations and borrowings from institutions and carriers. Currently the Company has positive cash flow and cash resources to meet current levels of expenditure.

         At July 31, 2000, the Company had a working capital surplus of $1,371,871, as compared to a working capital surplus of $1,131,488 at April 30, 2000. The working capital surplus for the fiscal year was largely due to cash on hand as a result of the release of all funds related to the TALK Agreement.

         Net cash used in operating activities was $68,495 for the three months ended July 31, 2000 as compared to cash provided by operating activities of $736,044 for the three months ended July 31, 1999. The cash used in operating activities for the three months ended July 31, 2000 is primarily attributable to net income from operating activities, and offset by a decrease in accounts receivable and income taxes payable. For the three months ended July 31, 1999, the cash provided by operating activities is primarily attributable to net income from operating activities, a decrease in accounts receivables and offset by a decrease in accounts payable and a reduction in the volume shortfall charge payable.

         No cash was provided by investing activities for the three months ended July 31, 2000, and for the three months ended July 31, 1999.

         No cash was used in financing activities for the three months ended July 31, 2000 and for the three months ended July 31, 1999. At July 31, 2000, the Company had cash of $2,171,772.

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


Exhibit
Number            Description Of Exhibits
------            -----------------------
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

10.34   --        First  Amendment to Agreement and Plan of Merger  between  Coyote and the Company dated July 31,
                  2000.  (Filed as an Exhibit to the  Company's  Annual  Report on Form  10-KSB for the year ended
                  April 30, 2000 and incorporated herein by reference.)

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

                            GROUP LONG DISTANCE, INC.



      Signature                                  Title                                           Date
      ---------                                  -----                                           ----
By: /s/ GLENN S. KOACH                 President and Chief Executive Officer                 September 14, 2000
---------------------------------      (Principal Executive Officer)
Glenn S. Koach



By: /s/ SAM D. HITNER                  Chief Financial Officer                               September 14, 2000
---------------------------------      (Principal Financial and Accounting Officer)
Sam D. Hitner