Form 10QSB
period 2000-10-31
GROUP LONG DISTANCE INC
filed 2000-12-20
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the Quarterly period ended October 31, 2000

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

                     400 E. Atlantic Boulevard, First Floor
                             Pompano Beach, FL 33060
                    (Address of Principal Executive Offices)

                                 (954) 788-7871
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock, no par value, outstanding as of December 20, 2000 was 3,500,402.

Transitional Small Business Disclosure Format (check one):    Yes |_|     No |X|

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Consolidated Balance Sheets as of October 31, 2000 (Unaudited) and April 30,
                        2000........................................................................................   1

                        Unaudited Consolidated Statements of Operations for the Six months ended and
                        Three months Ended October 31, 2000 and 1999................................................   2

                        Unaudited Consolidated Statements of Cash Flows for the Six months ended
                        October 31, 2000 and 1999...................................................................   3

                        Notes to Consolidated Financial Statements..................................................   4

             Item 2.    Management's Discussion and Analysis........................................................   6

PART II.     OTHER INFORMATION

             Item 6.    Exhibits, List and Reports on Form 8-K......................................................   9

                              SIGNATURES............................................................................  10

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 October 31, 2000 (Unaudited) and April 30, 2000

                                                             October 31,    April 30,
                                                                2000          2000
                                                            -----------    -----------
                                                             (Unaudited)
Current assets
Cash                                                        $ 2,364,782    $ 2,240,267
Accounts receivable less allowance for doubtful
accounts of $142,000 and $259,000 at October 31, 2000 and
April 30, 2000, respectively                                    189,436        392,783
Prepaid expenses and other current assets                        16,959         36,000
Deferred tax asset - current                                     67,700         97,448
                                                            -----------    -----------
               Total current assets                           2,638,877      2,766,498
                                                            -----------    -----------
Property and equipment, net                                       3,644          5,879
Note receivable                                                 950,000        950,000
Deferred tax asset                                              212,060        213,312
                                                            -----------    -----------
               Total assets                                 $ 3,804,581    $ 3,935,689
                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                            $   576,066    $   595,334
Volume shortfall charge payable, net                            213,889        397,222
Income taxes payable                                            141,058        539,824
Accrued expenses and other liabilities                          176,421        102,630
                                                            -----------    -----------
               Total current liabilities                      1,107,434      1,635,010
                                                            -----------    -----------
Stockholders' equity
Preferred stock, no par value, 2,000,000 shares
authorized; no shares issued and outstanding                         --             --
Common stock, no par value, 12,000,000 shares
authorized; 3,500,402 shares issued and
outstanding as of October 31, 2000 and April 30, 2000                --             --
Additional paid-in capital                                    5,913,988      5,913,988
Accumulated deficit                                          (3,216,841)    (3,613,309)
                                                            -----------    -----------

               Total stockholders' equity                     2,697,147      2,300,679
                                                            -----------    -----------

               Total liabilities and stockholders' equity   $ 3,804,581    $ 3,935,689
                                                            ===========    ===========

        The accompanying notes are an integral part of these statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the Six Months and Three Months Ended
                            October 31, 2000 and 1999

                                                      Six Months              Three Months
                                                   Ended October 31,        Ended October 31,
                                               -----------------------   -----------------------
                                                  2000         1999         2000        1999
                                               ----------   ----------   ----------   ----------

Sales ......................................   $2,441,244   $6,426,618   $1,078,813   $2,938,307
Cost of Sales ..............................    1,304,184    3,234,405      619,070    1,434,411
                                               ----------   ----------   ----------   ----------

Gross Profit ...............................    1,137,060    3,192,213      459,743    1,503,896
Selling, general and administrative expenses      592,573    1,141,279      242,970      912,049
Depreciation and amortization ..............        2,500       13,168        1,300        5,068
                                               ----------   ----------   ----------   ----------

Income from operations .....................      541,987    2,037,766      215,473      586,779
Interest income, net .......................       97,481       14,886       42,064       10,488
                                               ----------   ----------   ----------   ----------

Income before income taxes .................      639,468    2,052,652      257,537      597,267
Income tax expense .........................     243, 000      700,000       99,000      200,000
                                               ----------   ----------   ----------   ----------

Net income .................................   $  396,468   $1,352,652   $  158,537   $  397,267
                                               ----------   ----------   ----------   ----------

Net income per common share--basic .........   $     0.11   $     0.39   $     0.05   $     0.11
                                               ==========   ==========   ==========   ==========

Net income per common share--diluted .......   $     0.11   $     0.39   $     0.05   $     0.11
                                               ==========   ==========   ==========   ==========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six months ended October 31, 2000 and 1999

                                                                             Six Months Ended
                                                                                 October 31,
                                                                         --------------------------
                                                                            2000           1999
                                                                         -----------    -----------
Cash flows from operating activities
Net income ...........................................................   $   396,468    $ 1,352,652
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization ........................................         2,500         13,168
Provision for bad debts ..............................................        81,434        319,398
Changes in assets and liabilities
         Decrease in accounts receivable .............................       121,913        155,897
         Decrease in deferred tax asset ..............................        31,000             --
         Decrease in prepaid expenses and other current assets .......        19,041             --
         Increase in balance owed from carrier .......................            --     (1,663,066)

         Decrease in volume shortfall charge payable .................      (183,333)      (407,738)

         Decrease in accounts payable ................................       (19,268)       (84,169)
         Increase (decrease) in accrued expenses and other liabilities        73,791       (151,453)

         (Decrease) increase in income taxes payable .................      (398,766)       700,000
                                                                         -----------    -----------

            Net cash provided by operating activities ................       124,780        234,689
                                                                         -----------    -----------
Cash flows from investing activities

Acquisitions of property and equipment ...............................          (265)            --
                                                                         -----------    -----------

            Net cash used in investing activities ....................          (265)            --
                                                                         -----------    -----------
Cash flows from financing activities

Principal repayments of long-term debt ...............................            --             --
                                                                         -----------    -----------

            Net cash used in financing activities ....................            --             --
                                                                         -----------    -----------


Net increase in cash .................................................       124,515        234,689
Cash at beginning of year ............................................     2,240,267        502,946
                                                                         -----------    -----------

Cash at end of period ................................................   $ 2,364,782    $   737,635
                                                                         ===========    ===========

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001.

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

         As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched services to long distance telecommunications networks. The Company does not own or operate any primary transmission facilities. All of the Company's products and services are currently provided for by long distance carriers and regional and local telephone companies. The Company entered into agreements with TALK.com ("TALK"), formerly Tel-Save, Inc., a nationwide provider of telecommunications services to purchase long distance telephone service at discounted bulk rates. The Company then resells these discounted services to customers, at rates lower than rates the Company's customers are able to obtain for themselves due to small call volume. The Company then provisions the customer onto the carriers' networks, which provide the actual transmission service. The Company does not own or lease any telephone equipment at the customer's premises, nor does it provide telephone cabling or installation services. The customer still maintains its own existing telephone numbers, and all changes in service are done by the local or interexchange carriers. The customers incur no expense in making the decision to switch to the service of the Company.

NOTE C-- SALE OF CUSTOMER BASE

         The Company entered into an Asset Purchase Agreement with a wholly owned subsidiary of Quentra Networks, Inc ("Quentra")(formerly Coyote Network Systems, Inc.) on April 30, 2000. Pursuant to the Asset Purchase Agreement, the Company sold to a wholly owned subsidiary of Quentra, a customer base which included certain of the Company's customers under a series of related sites. The purchase price for this transaction was $1 million, payable $50,000 in cash and a note of $950,000 due at April 30, 2002 at an annual interest rate of 8%. Interest is payable monthly. The Note is secured by the assets sold. In addition, the Company entered into a Service Agreement with the wholly owned subsidiary of Quentra.

         On December 15, 2000, Quentra announced that it had filed for bankruptcy protection. There exists the possibility that Quentra or its subsidiary will be unable to meet its obligations under the Asset Purchase Agreement. No account has been taken of this circumstance in the current quarter ended October 31, 2000 and no adjustment made in the books of the Company. The possibility exists that the Company may be required to take a charge against its income in its third fiscal quarter and or in subsequent quarters; however, management at this time is unable to determine the extent of any possible charge. Management intends to closely monitor the situation

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

NOTE D--SUBSEQUENT EVENT - TERMINATION OF AGREEMENT AND PLAN OF MERGER

         On May 1, 2000, the Company executed an Agreement and Plan of Merger with Quentra. The Agreement and Plan of Merger contemplated a merger between a wholly-owned subsidiary of Quentra and the Company. On July 31, 2000, a First Amendment to the Agreement and Plan of Merger was executed. As a result of the transactions, among other things, Quentra would have acquired all of the assets and business of the Company, and the Company's shareholders would have received a number of shares of Quentra Common Stock determined pursuant to a formula. Provided the merger closed, it was anticipated that the Company's shareholders would have received not less than 562,500 shares of Quentra Common Stock, nor more than 1,218,750 shares of Quentra Common Stock. The formula was based on the price of the Quentra Common Stock during each of the five trading days immediately prior to closing. If the price of the Quentra Common Stock closed at less than $4 per share during each of the five trading days immediately prior to closing, then either party, in its discretion, may have terminated the Agreement and Plan of Merger.

         On December 14, 2000, the Company terminated the Agreement and Plan of Merger with Quentra for violation of the terms contained therein. On December 15, 2000, Quentra announced that it had filed for bankruptcy protection.

         The Company continues to explore other strategic opportunities, partnerships and business combinations.

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

Overview

The Company is a long distance telecommunications provider. The Company utilizes special network service contracts through major national long distance telecommunications carriers to provide its customers with products and services which include basic "1 plus" and "800" long distance services. As a nonfacilities based reseller of long distance telecommunication services, the Company utilizes service contracts to provide its customers with switched services to long distance telecommunications networks. The Company is dependent on TALK and numerous regional and local telephone companies to provide its services and products. The Company's revenues are currently solely derived from calls routed through TALK.

The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Many of these services and products are marketed by companies which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI, WorldCom and Sprint and the Regional Bell Operating Companies, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

The Company's operating results continue to be affected by customer attrition rates, particularly since the Company is no longer marketing its services. The Company believes that a high level of customer attrition in the industry is primarily a result of national advertising campaigns, telemarketing programs and customer incentives provided by major competitors, as well as the termination of service for non-payment. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises.

The Company entered into an Asset Purchase Agreement with a wholly owned subsidiary of Quentra on April 30, 2000. Pursuant to the Asset Purchase Agreement, the Company sold to a wholly owned subsidiary of Quentra, a customer base which included certain of the Company's customers under a series of related sites. On December 15, 2000, Quentra announced that it had filed for bankruptcy protection. There exists the possibility that Quentra or its subsidiary will be unable to meet its obligations under the Asset Purchase Agreement. No account has been taken of this circumstance in the current quarter ended October 31, 2000 and no adjustment made in the books of the Company. The possibility exists that the Company may be required to take a charge against its income in its third fiscal quarter and or in subsequent quarters; however, management at this time is unable to determine the extent of any possible charge. Management intends to closely monitor the situation.

       Results of Operations

       The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                               Six Months Ended                Three Months Ended
                                                                 October 31,                        October 31,
                                                           ----------------------             -----------------------
                                                           2000              1999             2000               1999
                                                           ----              ----             ----               ----
Sales..............................................        100%              100%             100%               100%
Cost of Sales......................................         53                50                57                49
Gross profit.......................................         47                50                43                51
Selling, general and administrative expense........         25                18                23                31
Depreciation and amortization expense..............          *                 *                 *                 *
Interest expense/income, net.......................          4                 *                 4                 *
Income before income taxes.........................         26                32                24                20
Income tax expense.................................         10                11                 9                 7
Net income.........................................         16                21                15                13

-------------
*Less than 1 percent

Comparison of Six months ended October 31, 2000 to Six months ended October 31, 1999 and of Three months ended October 31, 2000 to Three months ended October 31, 1999.

Sales. The Company's sales were $2,441,244 for the six months ended October 31,2000, compared to $6,426,618 for the six months ended October 31,1999, a decrease of $3,985,374 or 62%. The Company's sales were $1,078,813 for the three months ended October 31, 2000, compared to $2,938,307 for the three months ended October 31, 1999, a decrease of $1,859,494 or 63%. The decrease in sales was a result of the sale of a customer base, ceasing all marketing activities and normal attrition of the remaining customer base. Management believes that the attrition of the customer base is normal for the industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, and after taking into account the sale of a customer base, the Company's revenues are likely to continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2001, and thereafter. During the six months ended October 31, 1999 the Company had revenues from this customer base of approximately $1,023,000.

Cost of Sales. Cost of sales were $1,304,184 for the six months ended October 31,2000, compared to $3,234,405 for the six months ended October 31,1999, a decrease of $1,930,221 or 60%. Cost of sales were $619,070 for the three months ended October 31, 2000, compared to $1,434,411 for the three months ended October 31, 1999, a decrease of $815,341 or 57%. As a percentage of sales, cost of sales was 53% and 50% for the six months ended October 31,2000 and October 31,1999, respectively. As a percentage of sales, cost of sales was 57% and 49% for the three months ended October 31,2000 and October 31,1999, respectively The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition and the sale of a customer base. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter, as a result of the sale of a customer base. During the six months ended October 31, 1999 the Company had cost of sales from this customer base of approximately $712,000. The increase in the cost of sales as a percentage of revenues for both the six months and three months ended October 31, 2000 was due to a price increase from the carrier. The Company has disputed the correctness of the price increase and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.

Gross Profit. Gross profit was $1,137,060 for the six months ended October 31,2000 compared to $3,192,213 for the six months ended October 31,1999, a decrease of $2,055,153 or 64%. Gross profit was $459,743 for the three months ended October 31, 2000 compared to $1,503,896 for the three months ended October 31, 1999, a decrease of $1,044,153 or 69%. As a percentage of sales, gross profit was 47% and 50% for the six months ended October 31, 2000 and October 31, 1999, respectively. As a percentage of sales, gross profit was 43% and 51% for the three months ended October 31,2000 and October 31,1999, respectively. The decrease in gross margin between comparative periods was due to the decrease in revenues as a result of customer attrition and the sale of a customer base. The decrease in gross margin as a percentage of revenues for both the six months and three months ended October 31, 2000 was due to a price increase from the carrier. The Company has disputed the correctness of the price increase and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $592,573 for the six months ended October 31,2000 compared to $1,141,279 for the six months ended October 31,1999, a decrease of $548,706 or 48%. SG&A were $242,970 for the three months ended October 31, 2000 compared to $912,049 for the three months ended October 31, 1999, a decrease of $669,079 or 73%. This decrease in SG&A was due to the reduced sales volumes, lower bad debt expense, and a reduction in operating expenses as compared to the six months ended October 31,1999. SG&A expenses for the six months ended October 31, 1999 included two Severance Packages totaling $310,000 for Messrs. Dunne, former President and Chief Executive Officer of the Company, and Russo, former Chief Financial Officer of the Company. As a percentage of sales, SG&A for the six months ended October 31,2000 and 1999 was approximately 25% and 18%, respectively. As a percentage of sales, SG&A for the three months ended October 31,2000 and 1999 was approximately 23% and 31%, respectively.

Depreciation and Amortization Expense. Depreciation and amortization expense was $2,500 for the six months ended October 31,2000 compared to $13,168 for the six months ended October 31,1999, a decrease of $10,668 or 81%. Depreciation and amortization expense was $1,300 for the three months ended October 31, 2000 compared to $5,068 for the three months ended October 31, 1999, a decrease of $3,768 or 74%. As a percentage of sales, depreciation and amortization expense was less than 1% for the six months and three months ended October 31,2000 and October 31,1999, respectively.

Interest Income, Net. Interest income (net) for the six months ended October 31, 2000 was $97,481 compared to $14,886 for the six months ended October 31, 1999. Interest income (net) for the three months ended October 31, 2000 was $42,064 compared to $10,488 for the three months ended October 31, 1999. The interest income (net) for the six months and three months ended October 31, 2000 and October 31,1999 was interest earned as a result of a positive cash balance.

Income Taxes. Income tax expense of $243,000 was provided for the six months ended October 31,2000 compared to $700,000 for the six months ended October 31,1999. Income tax expense of $99,000 was provided for the three months ended October 31, 2000 compared to $200,000 for the three months ended October 31, 1999. The decrease in the income tax expense for the six months ended October 31, 2000 was due to the decrease in revenues as a result of customer attrition and the sale of a customer base.

Net Income. The Company had a net income of $396,468 or net income of $0.11 per share, for the six months ended October 31,2000, as compared to net income of $1,352,652 or $0.39 per share, for the six months ended October 31,1999. The Company had a net income of $158,537, or net income of $0.05 per share, for the three months ended October 31, 2000, as compared to net income of $397,267, or $0.11 per share, for the three months ended October 31, 1999. The decrease in net income for the six months and three months ended October 31, 2000 compared to the previous periods was a direct result of lower sales, reduced gross margins and lower operating expenses.

Earnings per Share. Basic shares were 3,500,402 for the six months and three month periods ended October 31, 2000 and October 31,1999, respectively. Included in diluted shares are common stock equivalents relating to options of 148,029 and 0 for the six months ended October 31, 2000 and October 31,1999, respectively. Included in diluted shares are common stock equivalents relating to options of 145,426 and 0 for the three months ended October 31, 2000 and October 31,1999, respectively.

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

         At October 31, 2000, the Company had a working capital surplus of $1,531, 443, as compared to a working capital surplus of $1,131,488 at April 30, 2000. The working capital surplus for the fiscal year was largely due to cash on hand.

         Net cash provided by operating activities was $124,780 for the six months ended October 31, 2000 as compared to net cash provided by operating activities of $234,689 for the six months ended October 31, 1999. The net cash provided by operating activities for the six months ended October 31, 2000 is primarily attributable to net income from operating activities, offset by a decrease in income taxes payable. The net cash provided by operating activities for the six months ended October 31, 1999 is primarily attributable to net income from operating activities, offset by an increase in the carrier receivable owed by TALK to the Company.

         Net cash used in investing activities for the six months ended October 31, 2000 of $265 related to the purchase of furniture. No cash was used in investing activities for the six months ended October 31, 1999.

         No cash was used in financing activities for the six months ended October 31, 2000 and October 31,1999, respectively. At October 31, 2000, the Company had cash of $2,364,782.

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

3.2     --  Amended and Restated By-laws of Registrant. (Filed as an Exhibit to
            Amendment No. 1 to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

4.1     --  Form of Common Stock Certificate. (Filed as an Exhibit to the
            Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

10.11   --  Loan Agreement between Registrant and TALK dated July 11, 1996.
            (Filed as an Exhibit to the Company's report on Form 10-KSB dated August 12, 1996 and incorporated herein by reference.)

10.12   --  Consent and Amendment between TALK, and Registrant dated
            December 2, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

10.13   --  Consent and Amendment between TALK and the Registrant dated
            January 31, 1997. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

10.14   --  Agreement between TALK and the Registrant, dated February 28, 1997.
            (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

10.15   --  Employment Agreement of Glenn S. Koach with Registrant. (Filed as an
            Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

10.16   --  Employment Agreement of Sam D. Hitner with Registrant. (Filed as an
            Exhibit to the Company's Annual Report on Form 10-QSB for the nine months ended January 31, 1999 and incorporated herein by reference.)

10.17   --  Letter of Intent between Quentra (formerly Coyote Network Systems,
            Inc.) and the Company dated March 28, 2000. (Filed as an Exhibit to Form 8-K on March 31, 2000 and incorporated herein by reference.)

10.24   --  Agreement and Plan of Merger between Quentra and the Company dated
            May 1, 2000. (Filed as an Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

10.25   --  Asset Purchase Agreement between INET Interactive Network Systems,
            Inc., and the Company dated April 30, 2000. (Filed as an Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

10.26   --  First Amendment to Agreement and Plan of Merger between Quentra and the Company dated July 31, 2000. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000 and incorporated herein by reference.)

10.27   --  Sublease Agreement between Roepnack Corporation with the Registrant dated October 5, 1999.

21.1    --  Subsidiaries of Registrant.

27.1    --  Financial Data Schedule.


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

                                   GROUP LONG DISTANCE, INC.



     Signature                          Title                          Date
     ---------                          -----                          ----

By: /s/ GLENN S. KOACH         President and Chief Executive   December 20, 2000
    -------------------------    Officer (Principal
        Glenn S. Koach           Executive Officer)



By: /s/ SAM D. HITNER          Chief Financial Officer         December 20, 2000
    -------------------------    (Principal Financial and
        Sam D. Hitner            Accounting Officer)