Form 10KSB/A
period 2000-04-30
GROUP LONG DISTANCE INC
filed 2001-03-26
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------


                                  FORM 10-KSB/A


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

     Approximate Number of Security Holders. As of April 30, 2000, the Company had approximately 120 registered holders of record of the Common Stock.

Item 6. Management's Discussion and Analysis

Overview

    Group Long Distance, Inc. (the "Company") is a long distance telecommunications provider. See Item 1. Description of Business for more detailed discussion. .

    On December 8, 1999, the Company entered into the TALK Agreement. See Item
1. "Description of Business - The Company", above.

    The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. See
Item 1. Description of Business - Competition for more detailed discussion.


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

Acquisitions

    The Company had historically grown its business, in part, by increasing its business through acquisition. The Company has no plans, intentions or arrangements to enter into any acquisitions of a customer base. See Item 1-Description of Business - Agreement and Plan of Merger above.


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

         * Less than 1 percent.

Comparison of Fiscal Year Ended April 30, 2000 to Fiscal Year Ended April 30,
1999

Sales. The Company's sales were $13,736,337 for the fiscal year ended April 30, 2000, compared to $22,837,340 for the fiscal year ended April 30, 1999, a decrease of $9,101,003 or approximately 40%. Sales for the fiscal year ended April 30, 2000 includes deferred revenue being recognized as income in the current fiscal year ended April 30, 2000 of $3,012,244 as a result of the TALK Agreement. The remaining $12.1 million decrease in sales was the attrition of the customer base as the Company ceased all marketing activities in the third quarter of fiscal year 1998 and is currently not marketing its products and services. Management believes that the attrition of the customer base is normal for the industry. The Company has determined that it is currently difficult to both procure new customers and achieve positive earnings after amortization of acquisition costs for these new customers. This is due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Because the Company is not currently marketing its products and services, and after taking into account the sale of a customer base, the Company's revenues are likely to continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2001, and thereafter. During the fiscal year ended April 30, 2000 the Company had revenues from this customer base of approximately $1.7 million and approximately $3.8 million for the fiscal year ended April 30, 1999.

Cost of Sales. Cost of sales were $5,230,837 for the fiscal year ended April 30, 2000, compared to $11,834,036 for the fiscal year ended April 30, 1999, a decrease of $6,603,199 or approximately 56%. As a percentage of sales, cost of sales was approximately 38% and 52% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The 14% decrease in cost of sales as a percentage of sales in the current fiscal year is primarily as a result of the effect of the recognition of the deferred revenue in the current quarter without a corresponding charge (approximately 10%), the Company being able to better negotiate its buy rate from its carrier as a result of the TALK Agreement (approximately 2%) and a change in the mix of customer base from the fiscal year ended April 30, 1999 (approximately 2%). As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 49% and 52% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter, as a result of the sale of a customer base. During the fiscal year ended April 30, 2000 the Company had cost of sales from this customer base of approximately $1.2 million and approximately $2.7 million for the fiscal year ended April 30, 1999.

Gross Profit. Gross profit was $8,505,500 for the fiscal year ended April 30, 2000 compared to $11,003,304 for the fiscal year ended April 30, 1999, a decrease of $2,497,804 or approximately 22%. As a percentage of sales, gross profit was 62% and 48% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively. The 14% increase in gross profit percentages in the fiscal year ended April 30, 2000 was primarily as a result of the effect of the recognition of the deferred revenue in the current quarter without a corresponding charge (approximately 10%), a lower buy rate from the carrier (approximately 2%) and improved margins on, and a change in the mix of customer base (approximately 2%) from the fiscal ended April 30, 1999. Gross Profit, after adjusting for the effect of the recognition of the deferred revenues of $3,012,244 was $ 5,493,256 for the fiscal year April 30, 2000, a decrease compared to the previous fiscal year of $ 5,510,048 or 50%. As a percentage of sales after adjusting for deferred revenues, gross margin was approximately 51% and 48% for the fiscal year ended April 30, 2000 and April 30, 1999, respectively.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $1,961,578 for the fiscal year ended April 30, 2000 compared to $3,463,625 for the fiscal year ended April 30, 1999, a decrease of $1,502,047 or approximately 43%. This decrease in SG&A was due to the reduced sales volumes- accounting for approximately $ 405,000 of the decrease, lower bad debt expense - accounting for approximately $ 657,000 of the decrease, and a significant reduction in operating expenses - accounting for approximately $440,000 of the decrease as compared to the year ended April 30, 1999. As a percentage of sales, SG&A for the fiscal year ended April 30, 2000 and 1999 was approximately 14% and 15%, respectively. This decrease was due to a reduction in costs as a result of lower sales and significantly reduced operating expenses.

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

                           Summary Compensation Table

- ----------------------------------------- ------ ---------------------------------------- ----------------------------
      Name and Principal Position         Fiscal           Annual Compensation              Long Term Compensation
                                          Year
                                                 ----------- ------------ --------------- ----------- ----------------
                                                 Salary ($)   Bonus ($)       Other         Awards        Payouts
                                                                              Annual
                                                                           Compensation
                                                                               ($)
                                                                                          ----------- ----------------
                                                                                          Securities     All Other
                                                                                          Underlying   Compensation
                                                                                           Options          ($)
                                                                                             (#)
- ----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Glenn S. Koach                            2000     $103,952      $15,000       $4,112(1)  500,000(2)        $1,212(3)
    President and Chief Executive         1999           --           --           --          --               --
    Officer                               1998           --           --           --          --               --
- ----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Sam D. Hitner                             2000      $81,315       $7,500       $3,320(4)   25,000(5)          $687(3)
    Chief Financial Officer
- ----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Gerald M. Dunne, Jr. (6)                  2000     $269,686      $27,000      $31,285(7)       --               --
   Former Chairman, Chief Executive       1999     $165,000      $36,000      $17,801(7)       --(8)        $4,500(9)
   Officer and President                  1998     $150,000     $255,000      $21,296(7)       --           $4,500(9)
- ----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------
Peter J. Russo (10)                       2000     $165,847       $6,000       $4,287(11)      --               --
   Former Chief Financial Officer         1999     $100,000      $18,000      $10,043(11)      --(8)        $3,000(9)
                                          1998      $85,000      $70,000       $9,132(11)      --           $2,550(9)
- ----------------------------------------- ------ ----------- ------------ --------------- ----------- ----------------

- ----------
(1) In October 1999 Mr. Koach was appointed President and Chief Executive Officer of the Company and its subsidiaries. For Mr. Koach. - Fiscal 2000 amount includes auto expenses of $3,500 and medical expense coverage of $612.

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

             Option Grants For the Fiscal Year Ended April 30, 2000

- ---------------------------------- --------------------- ------------------ ------------------- --------------------
              Name                      Number of           % of Total         Exercise of        Expiration Date
                                        Securities        Options Granted       Base Price
                                    Underlying Options      to Employees         $/Share
                                      Granted (#)(1)       in Fiscal Year
- ---------------------------------- --------------------- ------------------ ------------------- --------------------
Glenn S. Koach                         500,000(1)               100%                  --           11/18/2004
President and Chief Executive
Officer
- ---------------------------------- --------------------- ------------------ ------------------- --------------------
Sam D. Hitner                               --                   --                   --                   --
Chief Financial Officer
- ---------------------------------- --------------------- ------------------ ------------------- --------------------
Gerald M. Dunne, Jr.                        --(2)                --                   --                   --
Former Chairman, Chief Executive
Officer and President
- ---------------------------------- --------------------- ------------------ ------------------- --------------------
Peter J. Russo                              --(2)                --                   --                   --
Former Chief Financial Officer
- ---------------------------------- --------------------- ------------------ ------------------- --------------------

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


                  Aggregated Option Exercises In the Year Ended
                April 30, 2000 and Fiscal Year-End Option Values

- -------------------------------- ----------------- --------------- ------------------------ ------------------------
             Name                     Shares       Value Realized         Number of           Value of Unexercised
                                   Acquired on                      Securities Underlying     In-the-Money Options
                                   Exercise (#)                      Unexercised Options       at April 30, 2000
                                                                   Held at April 30, 2000   Exercisable/Unexercisable
                                                                   Exercisable/Unexercisable
- -------------------------------- ----------------- --------------- ------------------------ ------------------------
Glenn S. Koach                            --              --         500,000/0 (1)                     $0/$0
President and Chief Executive
Officer
- -------------------------------- ----------------- --------------- ------------------------ ------------------------
Sam D. Hitner                             --              --          25,000/0 (2)                     $0/$0
Chief Financial Officer
- -------------------------------- ----------------- --------------- ------------------------ ------------------------
Gerald M. Dunne, Jr.                      --              --               0/0 (3)                     $0/$0
Former Chairman, Chief
Executive Officer and
President
- -------------------------------- ----------------- --------------- ------------------------ ------------------------
Peter J. Russo                            --              --               0/0 (3)                     $0/$0
Former Chief Financial Officer
- -------------------------------- ----------------- --------------- ------------------------ ------------------------

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

- --------------------------------------------------------------------------- --------------------- ------------------
                                   Name                                       Number of Shares      Percentage of
                                                                                Beneficially        Total Voting
                                                                                   Owned             Shares (1)
- --------------------------------------------------------------------------- --------------------- ------------------
Mr. Glenn S. Koach, President and Chief Executive Officer and Director (2)       540,966(3)              13.1%
Mr. Sam D. Hitner, Chief Financial Officer and Secretary (4)                      29,000(5)               0.7%
Mr. John L. Tomlinson, Chairman of the Board, Vice President and Director         39,066(7)               0.9%
Mr. Edward Harwood, Director                                                      99,668(7)               2.4%
Mr. Stanley A. Gottlieb, Director                                                 32,000(7)               0.8%
Mr. Jack Kanfer, Director                                                         39,000(7)               0.9%
Mr. Gerald M. Dunne, Jr., Former Chairman, President and Chief Executive         229,182(8)               5.6%
Mr. Peter J. Russo, Former Chief Financial Officer)                                4,000(9)               0.1%
All directors and executive officers as a group (8 persons)                   1,012,882(10)              24.5%
- --------------------------------------------------------------------------- --------------------- ------------------

- ----------
(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying the options held by such person that are exercisable within 60 days of the date hereof, but excludes shares of Common Stock underlying options held by any other person.

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


Item 13. Exhibits, List and Reports on Form 8-K

       (a) Exhibits

Exhibit
Number         Description Of Exhibits
- ------         -----------------------

   3.1   --    Amended and Restated Articles of Incorporation of Registrant.
               (Filed as an Exhibit to Amendment No. 1 to the Company's
               Registration Statement on Form SB-2 (No. 333-17681) filed March
               3, 1996 and incorporated herein by reference.)

   3.2   --    Amended and Restated By-laws of Registrant. (Filed as an Exhibit to Amendment No. 1 to the ComRegistration Statement on Form SB-2
               (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.1   --    Form of Representative's Warrant Agreement including Form of
               Representative's Warrant Certificates. (Filed as an Exhibit to
               Amendment No. 1 to the Company's Registration Statement on Form
               SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.2   --    Form of Redeemable Warrant Agreement including Form of Warrant
               Certificate. (Filed as an Exhibit to Amendment No. 1 to the
               Company's Registration Statement on Form SB-2 (No. 333-17681) filed March 3, 1996 and incorporated herein by reference.)

   4.3   --    Form of Common Stock Certificate. (Filed as an Exhibit to the
               Company's Annual Report on Form 10-KSB for the year ended April
               30, 1998 and incorporated herein by reference.)

  10.11  --    Second Amendment and Renewal of Lease between Registrant and
               Gateway Investments Corporation regarding 1451 West Cypress Creek
               Road, Fort Lauderdale, Florida dated February 5, 1996. (Filed as an Exhibit to the Company's Registration Statement on Form SB-2
               (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

  10.16  --    Purchase Agreement and Plan of Exchange between Registrant and
               Adventures-in-Telecom. Inc. dated July 3, 1996. (Filed as an
               Exhibit to the Company's report on Form 10-KSB dated August 12,
               1996 and incorporated herein by reference.)

  10.17  --    Loan Agreement between Registrant and TALK dated July 11,
               1996. (Filed as an Exhibit to the Comreport on Form 10-KSB dated
               August 12, 1996 and incorporated herein by reference.)

  10.18  --    Consent and Amendment between TALK, and Registrant dated December
               2, 1996. (Filed as an Exhibit to the Company's Registration
               Statement on Form SB-2 (No. 333-17681) filed December 12, 1996 and incorporated herein by reference.)

Exhibit
Number         Description Of Exhibits
- ------         -----------------------


  10.19  --    Consent and Amendment between TALK and the Registrant dated
               January 31, 1997. (Filed as an Exhibit to the Company's Annual
               Report on Form 10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

  10.20  --    Agreement between TALK and the Registrant, dated February 28,
               1997. (Filed as an Exhibit to the Company's Annual Report on Form
               10-KSB for the year ended April 30, 1998 and incorporated herein by reference.)

  10.23  --    Employment Agreement of Gerald M. Dunne, Jr. with Registrant.
               (Filed as an Exhibit to Amendment No. 2 to the Company's
               Registration Statement on Form SB-2 (No. 333-17681) filed March
               21, 1997 and incorporated herein by reference.)

  10.24  --    1996 Stock Option Plan. (Filed as an Exhibit to Amendment No. 1
               to the Company's Registration Statement on Form SB-2 (No.
               333-17681) filed March 3, 1996 and incorporated herein by reference.)

  10.25  --    Stock Purchase Agreement dated as of August 11, 1997 between
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

  10.29  --    Employment Agreement of Glenn S. Koach with Registrant. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

Exhibit
Number         Description Of Exhibits
- ------         -----------------------


  10.30  --    Sublease Agreement between ADMINASSISTANCE with the Registrant dated November 4, 1999. (Filed as an Exhibit to the Company's
               Annual Report on Form 10-KSB for the year ended April 30, 1999 and incorporated herein by reference.)

  10.31  --    Letter of Intent between COYOTE and the Company dated
               March 28, 2000. (Filed as an Exhibit to Form 8-K on March 31,
               2000 and incorporated herein by reference.)

  10.32  --    Agreement and Plan of Merger between Coyote and the Company dated May 1, 2000. (Filed as an Exhibit to Form 8-K on April 30,
               2000 and incorporated herein by reference.)

  10.33  --    Asset Purchase Agreement between INET Interactive Network
               Systems, Inc., and the Company dated April 30, 2000. (Filed as an
               Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

  10.34  --    First Amendment to Agreement and Plan of Merger between Coyote and the Company dated July 31, 2000. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April
               30, 2000.)

  21.1   --    Subsidiaries of Registrant.

  27.1   --    Financial Data Schedule.



(b) Reports on Form 8-K

     On March 31, 2000 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Coyote Letter of Intent to acquire the Company.

     On May 3, 2000 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Agreement and Plan of Merger between Coyote and the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March 2001.

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


                    Signature                                  Title                               Date
                    ---------                                  -----                               ----
       /s/ GLENN S. KOACH                   President and Chief Executive Officer            March 26, 2001
- -------------------------------------     (Principal Executive Officer)
            Glenn S. Koach

        /s/ SAM D. HITNER                   Chief Financial Officer                          March 26, 2001
- -------------------------------------     (Principal Financial Officer and
              Sam D. Hitner                 Chief Accounting Officer)

     /s/ JOHN L. TOMLINSON                  Chairman of the Board and Vice President         March 26, 2001
- -------------------------------------
           John L. Tomlinson

      /s/ EDWARD HARWOOD                    Director                                         March 26, 2001
- -------------------------------------
             Edward Harwood

      /s/ STANLEY GOTTLIEB                  Director                                         March 26, 2001
- -------------------------------------
            Stanley Gottlieb

      /s/ JACK KANFER                       Director                                         March 26, 2001
- -------------------------------------
             Jack Kanfer

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