Form 10QSB
period 2001-01-31
GROUP LONG DISTANCE INC
filed 2001-03-26
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

(Mark One)

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

                 For the Quarterly period ended January 31, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to ____________

                         Commission file number 0-21913

                            GROUP LONG DISTANCE, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

             Florida                                    65-0213198
  ------------------------------           ------------------------------------
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                     400 E. Atlantic Boulevard, First Floor
                             Pompano Beach, FL 33060
                     ---------------------------------------
                    (Address of Principal Executive Offices)

                                 (954) 788-7871
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock, no par value, outstanding as of March 23, 2001 was 3,500,402.

Transitional Small Business Disclosure Format (check one):    Yes |_|    No |X|

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                     Page
                                                                                                                    Number
                                                                                                                    ------
PART I.      FINANCIAL INFORMATION

             Item 1.    Financial Statements

                        Consolidated Balance Sheets as of January 31, 2001 (Unaudited) and April 30,
                        2000........................................................................................   1

                        Unaudited Consolidated Statements of Operations for the Nine months ended and
                        Three months Ended January 31, 2001 and 2000................................................   2

                        Unaudited Consolidated Statements of Cash Flows for the Nine months ended
                        January 31, 2001 and 2000...................................................................   3

                        Notes to Consolidated Financial Statements..................................................   4

             Item 2.    Management's Discussion and Analysis........................................................   6

PART II.     OTHER INFORMATION

             Item 6.    Exhibits, List and Reports on Form 8-K......................................................   9

                              SIGNATURES............................................................................  10





                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                 January 31, 2001 (Unaudited) and April 30, 2000

                                                                                           January 31,       April 30,
                                                                                             2001              2000
                                                                                          ----------       ----------
                                                                                         (Unaudited)
Current assets
Cash                                                                                      $2,414,959       $2,240,267
Accounts receivable less allowance for doubtful
accounts of $130,000 and $259,000 at January 31, 2001 and
April 30, 2000, respectively                                                                 158,412          392,783
Prepaid expenses and other current assets                                                     43,901           36,000
Deferred tax asset - current                                                                  67,700           97,448
                                                                                          ----------       ----------
               Total current assets                                                        2,684,972        2,766,498
                                                                                          ----------       ----------
Property and equipment, net                                                                    4,029            5,879
Note receivable                                                                              300,000          950,000
Deferred tax asset                                                                           243,060          213,312
                                                                                          ----------       ----------
               Total assets                                                               $3,232,061       $3,935,689
                                                                                          ==========        =========
                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable                                                                            $627,340         $595,334
Volume shortfall charge payable                                                              122,223          397,222
Income taxes payable                                                                              --          539,824
Accrued expenses and other liabilities                                                       123,799          102,630
                                                                                          ----------       ----------
               Total current liabilities                                                     873,362        1,635,010
                                                                                          ----------       ----------
Stockholders' equity
Preferred stock, no par value, 2,000,000 shares
authorized; no shares issued and outstanding                                                      --               --
Common stock, no par value, 12,000,000 shares
authorized; 3,500,402 shares issued and
outstanding as of January 31, 2001 and April 30, 2000                                             --               --
Additional paid-in capital                                                                 5,913,988        5,913,988
Accumulated deficit                                                                       (3,555,289)      (3,613,309)
                                                                                          ----------       ----------
               Total stockholders' equity                                                  2,358,699        2,300,679
                                                                                          ----------       ----------
               Total liabilities and stockholders' equity                                 $3,232,061       $3,935,689
                                                                                          ==========       ==========

The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Nine Months and Three Months Ended
                            January 31, 2001 and 2000

                                                                     Nine Months                    Three Months
                                                                  Ended January 31,                Ended January 31,
                                                             ---------------------------      -------------------------
                                                                2001            2000             2001           2000
                                                             ----------      -----------      ---------      ----------
Sales..................................................      $3,341,584      $11,793,895      $ 900,340      $5,367,277
Cost of Sales..........................................       1,826,517        4,257,870        522,333       1,023,465
                                                             ----------      -----------      ---------      ----------

Gross Profit...........................................       1,515,067        7,536,025        378,007       4,343,812
Selling, general and administrative expenses...........         924,700        1,481,622        332,127         340,343
Depreciation and amortization..........................           3,700           14,168          1,200           1,000
                                                             ----------      -----------      ---------      ----------

Income from operations.................................         586,667        6,040,235         44,680       4,002,469
Write down of Note Receivable..........................         650,000               --        650,000              --
Interest income, net...................................         153,353           31,721         55,872          16,835
                                                             ----------      -----------      ---------      ----------

Income (loss) before income taxes......................          90,020        6,071,956       (549,448)      4,019,304
Income tax expense.....................................         32, 000        2,125,000       (211,000)      1,425,000
                                                             ----------      -----------      ---------      ----------

Net income (loss)......................................      $   58,020      $ 3,946,956      $(338,448)     $2,594,304
                                                             ----------      -----------      ---------      ----------

Net income (loss) per common share--basic...............          $0.02            $1.13         $(0.10)          $0.74
                                                                  =====            =====         ======           =====

Net income (loss) per common share--diluted.............          $0.02            $1.13         $(0.10)          $0.74
                                                                  =====            =====         ======           =====

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months ended January 31, 2001 and 2000

                                                                                                Nine months ended
                                                                                                    January 31,
                                                                                         --------------------------------
                                                                                             2001                2000
                                                                                         -----------          -----------
Cash flows from operating activities
Net income .....................................................................         $    58,020          $ 3,946,956
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization ..................................................               3,700               14,168
Provision for bad debts ........................................................             130,404              430,758
Writedown of Note Receivable to net realizable value ...........................             650,000                   --

Changes in assets and liabilities
         Decrease in accounts receivable .......................................             103,967              275,644
         Decrease in deferred tax asset ........................................                  --                   --
         (Increase)Decrease in prepaid expenses and other current assets .......              (7,901)               1,405

         Increase in balance owed from carrier .................................                  --
                                                                                                                 (160,689)
         Decrease in volume shortfall charge payable ...........................            (274,999)
                                                                                                                   81,152
         Decrease in accounts payable ..........................................              32,006             (154,202)
         Decrease in Deferred Revenue ..........................................                  --           (3,012,244)
         Decrease in accrued expenses and other liabilities ....................              21,169
                                                                                                                 (383,171)
         Decrease in income taxes payable ......................................            (539,824)            (352,288)
                                                                                         -----------          -----------

            Net cash provided by operating activities ..........................             176,542              687,489
                                                                                         -----------          -----------


Cash flows from investing activities

Acquisitions of property and equipment .........................................              (1,850)              (8,079)
                                                                                         -----------          -----------

            Net cash used in investing activities ..............................              (1,850)              (8,079)
                                                                                         -----------          -----------




Net increase in cash ...........................................................             174,692              679,410
Cash at beginning of year ......................................................           2,240,267              502,946
                                                                                         -----------          -----------

Cash at end of period ..........................................................         $ 2,414,959          $ 1,182,356
                                                                                         ===========          ===========


Supplemental disclosure of cash flow information: Cash paid during the year for:
          Taxes ................................................................         $    72,000          $ 2,477,288
          Interest .............................................................         $        --          $        --


        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A--BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended January 31, 2001 are not necessarily indicative of the results that may be expected for the year ending April 30, 2001.

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

         The Company had originally acquired this customer base from a third party in 1996 and fully amortized the cost over time, for book purposes. Upon sale of this customer base on April 30, 2000, the Company realized a gain for book purposes of the full consideration of the sale. The Company realized the gain because evidence existed to indicate that a transaction took place, the closing occurred, there were no contingencies in the contact, there was persuasive evidence of an arrangement, delivery occurred, the price was set and collectability was reasonably assured.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

         In the October 31, 2000 Form 10-QSB the Company disclosed that there existed the possibility that Quentra or its subsidiary would be unable to meet its obligations under the Asset Purchase Agreement, but that no account had been taken of this circumstance in the quarter ended October 31, 2000 and no adjustment made in the books of the Company. The Company also disclosed that it may be required to take a charge against its income in its third fiscal quarter and or in subsequent quarters, due to the fact that management was at that time unable to determine the extent of any possible charge as it did not have enough information available to determine whether the asset was impaired, and that management intended to closely monitor the situation.

         Quentra filed for bankruptcy protection on December 15, 2000. Prior to filing the October 31, 2000 Form 10-QSB on December 20, 2000, the Company was advised of the bankruptcy filing and the Company disclosed this fact as a subsequent event note to the Form 10-QSB.

          For the quarter ended January 31, 2001, based on currently available information on Quentra's financial status as regards the assets and liabilities in bankruptcy, the Company took a charge of $650,000 which resulted in this asset being reflected in the Balance Sheet at $300,000, which in management's opinion represents its current net realizable value at January 31, 2001.

         The Company intends to enforce all of its rights and remedies against Quentra in the bankruptcy proceedings.

NOTE D-- TERMINATION OF AGREEMENT AND PLAN OF MERGER

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


NOTE E - SUBSEQUENT EVENT - ACQUISITION OF HOMEACCESS MICROWEB, INC.

         On February 20, 2001, the Company entered into a Stock Purchase Agreement to acquire all of the issued and outstanding securities of HomeAccess MicroWeb, Inc. ("HomeAccess"), a subsidiary of Quentra.

The purchase price would be payable by the delivery at closing of $100,000 in cash and 200,000 shares of a new Series A Preferred Stock. The Series A Preferred Stock would have a liquidation preference of $20 per share, would not pay any dividends or have any voting rights, and would be converted into shares of Group Long Distance common stock on the basis of one share of Series A Preferred Stock for ten shares of common stock.

Pursuant to an order of the United States Bankruptcy Court for the Central District of California entered on March 8, 2001, if Group Long Distance acquires a controlling interest in HA Technology, Inc. ("HAT"), then Group Long Distance will also deliver to Quentra warrants to purchase 200,000 shares of Group Long Distance common stock at an exercise price of $4.50 per share. The warrants will be exercisable for a period of six months commencing twelve months after the closing of the acquisition of a controlling interest in HAT and terminating eighteen months after the date of that closing. HAT holds a license to sell and distribute HomeAccess technology in certain geographical areas.

         The closing of the acquisition of HomeAccess is subject to a number of conditions, including without limitation, the completion of due diligence, the receipt of all requisite regulatory approvals, the receipt of an investment banking opinion and Group Long Distance Board of Directors approval, and the preparation of definitive closing documents.

         As of March 21, 2001, the Company has loaned $400,000 to HomeAccess. Such loan is secured by a lien on all of the assets of HomeAccess and a non recourse guarantee and pledge of all the outstanding securities of HomeAccess.

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

Overview

         The Company is a long distance telecommunications provider. The Company's revenues are currently solely derived from calls routed through TALK. Refer to "Note B - Formation and Operation of the Company."

         The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. The Company's operating results therefore continue to be affected by customer attrition rates. Refer to "Note E - Subsequent Event - Acquisition of HomeAccess Microweb, Inc."

         The Company entered into an Asset Purchase Agreement with a wholly owned subsidiary of Quentra on April 30, 2000. Refer to "Note C - Sale of Customer Base."

       Results of Operations

       The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:

                                                               Nine months ended               Three Months Ended
                                                                 January 31,                        January 31,
                                                           ----------------------             -----------------------
                                                           2001              2000             2001               2000
                                                           ----              ----             ----               ----
Sales..............................................        100%              100%             100%               100%
Cost of Sales......................................         55                36                58                19
Gross profit.......................................         45                64                42                81
Selling, general and administrative expense.                28                13                37                 6
Depreciation and amortization expense..............          *                 *                 *                 *
Write Down of Note Receivable......................         19                --                72                --
Interest expense/income, net.......................          4                 *                 6                 *
Income before income taxes.........................          2                51                61                75
Income tax expense.................................          *                18                23                27
Net income.........................................          2                33                38                48

-------------
*Less than 1 percent

Comparison of Nine months ended January 31, 2001 to Nine months ended January 31, 2000 and of Three months ended January 31, 2001 to Three months ended January 31, 2000.

Sales. The Company's sales were $3,341,584 for the nine months ended January 31,2001, compared to $11,793,895 for the nine months ended January 31,2000, a decrease of $8,452,311 or 72%. The Company's sales were $900,340 for the three months ended January 31, 2001, compared to $5,367,277 for the three months ended January 31, 2000, a decrease of $4,466,937 or 83%. Sales for the nine months and three months ended January 31, 2000 included deferred revenue being recognized as income of $3,012,244 as a result of the TALK Agreement. Refer to Form 10-KSB for year ended April 30, 2000. The Company ceased all marketing activities in the third quarter of fiscal year 1998 and is not currently marketing its products and services. In addition, the Company entered into the sale of a customer base. Refer to "Note C - Sale of Customer Base." The Company's revenues are therefore likely to continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2001, and thereafter. During the nine months ended January 31, 2000 the Company had revenues from this customer base of approximately $1.4 million and approximately $335,000 for the three months ended January 31, 2000. The remaining sales decrease is due to normal attrition of the customer base.

Cost of Sales. Cost of sales were $1,826,517 for the nine months ended January 31, 2001, compared to $4,257,870 for the nine months ended January 31,2000, a decrease of $2,431,353 or 57%. Cost of sales were $522,333 for the three months ended January 31, 2001, compared to $1,023,465 for the three months ended January 31, 2000, a decrease of $501,132 or 49%. As a percentage of sales, cost of sales was 55% and 36% for the nine months ended January 31, 2001 and January 31, 2000, respectively. As a percentage of sales, cost of sales was 58% and 19% for the three months ended January 31, 2001 and January 31,2000, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The decrease in cost of sales as a percentage of sales is primarily as a result of the effect of the recognition of the deferred revenue in the nine and three months ended January 31, 2000 without a corresponding charge. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 55% and 48% for the nine months ended January 31, 2001 and 2000, respectively. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 49% and 43% for the three months ended January 31, 2001 and 2000, respectively. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter. The increase in the cost of sales as a percentage of revenues for both the nine months and three months ended January 31, 2001 was due to a price increase from the carrier of approximately 15%. The Company has disputed the correctness of the price increase and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor. In addition, the Company entered into the sale of a customer base. Refer to "Note C - Sale of Customer Base." During the nine months ended January 31, 2000 the Company had cost of sales from this customer base of approximately $913,000 and approximately $241,000 for the three months ended January 31, 2000.

Gross profit. Gross profit was $1,515,067 for the nine months ended January 31,2001 compared to $7,536,025 for the nine months ended January 31,2000, a decrease of $6,020,958 or 80%. Gross profit was $378,007 for the three months ended January 31, 2001 compared to $4,343,812 for the three months ended January 31, 2000, a decrease of $3,965,805 or 91%. As a percentage of sales, gross profit was 45% and 64% for the nine months ended January 31, 2001 and January 31, 2000, respectively. As a percentage of sales, gross profit was 42% and 81% for the three months ended January 31,2001 and January 31,2000, respectively. Gross Profit, after adjusting for the effect of the recognition of the deferred revenues of $3,012,244 was $ 4,523,781 for the nine months ended January 31, 2000, a decrease compared to the nine months ended January 31, 2001 of $3,008,714 or 66%. As a percentage of sales after adjusting for deferred revenues, gross margin was approximately 45% and 52% for the nine months ended January 31,2001 and 2000, respectively. Gross Profit, after adjusting for the effect of the recognition of the deferred revenues of $3,012,244 was $1,331,568 for the three months ended January 31, 2000, a decrease compared to the three months ended January 31, 2001 of $953,561 or 72%. As a percentage of sales after adjusting for deferred revenues, gross margin was approximately 42% and 56% for the three months ended January 31,2001 and 2000, respectively. The decrease in gross margin, after adjusting for deferred revenue, between comparative periods was due to the decrease in revenues as a result of customer attrition and the sale of a customer base. The decrease in gross margin as a percentage of revenues for both the nine months and three months ended January 31, 2001 was due to a price increase from the carrier of approximately 15%. The Company has disputed the correctness of the price increase and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.

Selling, General and Administrative Expense. Selling, general and administrative expenses ("SG&A") were $924,700 for the nine months ended January 31,2001 compared to $1,481,622 for the nine months ended January 31,2000, a decrease of $556,922 or 38%. SG&A were $332,127 for the three months ended January 31, 2001 compared to $340,343 for the three months ended January 31, 2000, a decrease of $8,216 or 2%. This decrease in SG&A was due primarily to a reduction in bad debt expense as a result of a reduction in sales as compared to the nine months ended January 31,2000. SG&A expenses for the nine months ended January 31, 2000 included two Severance Packages totaling $310,000 for two former executives of the Company. As a percentage of sales, SG&A for the nine months ended January 31,2001 and 2000 was approximately 28% and 13%, respectively. As a percentage of sales, SG&A for the three months ended January 31,2001 and 2000 was approximately 37% and 6%, respectively. After adjusting for the deferred revenue, as a percentage of sales, SG&A were approximately 28% and 17% for the nine months ended January 31,2001 and 2000 and approximately 37% and 14% for the three months ended January 31, 2001 and 2000, respectively. SG&A expense is expected to remain constant, being primarily of a fixed nature for the remainder of the fiscal year ending April 30, 2001.

Depreciation and Amortization Expense. Depreciation and amortization expense was $3,700 for the nine months ended January 31,2001 compared to $14,168 for the nine months ended January 31,2000, a decrease of $10,468 or 74%. Depreciation and amortization expense was $1,200 for the three months ended January 31, 2001 compared to $1,000 for the three months ended January 31, 2000, an increase of $200 or 20%. As a percentage of sales, depreciation and amortization expense was less than 1% for the nine months and three months ended January 31,2001 and January 31,2000, respectively.

Write Down of Note Receivable. For the nine months and three months ended January 31, 2001 the $650,000 expense represented a charge against income to reduce the carrying value of the Note Receivable on the Balance Sheet to $300,000, which in management's opinion represents its current net realizable value at January 31, 2001. Refer to "Note C - Sale of Customer Base."

Interest Income, Net. Interest income (net) for the nine months ended January 31, 2001 was $153,333 compared to $31,721 for the nine months ended January 31, 2000. Interest income (net) for the three months ended January 31, 2001 was $55,872 compared to $16,835 for the three months ended January 31, 2000. The interest income (net) for the nine months and three months ended January 31, 2001 and January 31,2000 was interest earned as a result of a positive cash balance. Interest earned for the nine and three months ended January 31, 2001 includes interest earned on the Note Receivable on the sale of the customer base. Refer to "Note C - Sale of Customer Base."

Income Taxes. Income tax expense of $43,000 was provided for the nine months ended January 31,2001 compared to $2,125,000 for the nine months ended January 31,2000. The decrease in the income tax expense for the nine months ended January 31, 2001 was due to the decrease in revenues as a result of customer attrition and the sale of a customer base, and the write down of the Note Receivable.

Net Income. The Company had a net income of $58,020 or income of $0.02 per share, for the nine months ended January 31,2001, as compared to net income of $3,946,956 or $1.13 per share, for the nine months ended January 31, 2000. The Company had a net loss of $338,448, or net loss of $0.10 per share, for the three months ended January 31, 2001, as compared to net income of $2,594,304, or $0.74 per share, for the three months ended January 31, 2000. The decrease in net income for the nine months and three months ended January 31, 2001 compared to the previous periods was a direct result of lower sales through attrition and the reversal of the deferred revenue, reduced gross margins and the write down of the Note Receivable.

Earnings per Share. Basic shares were 3,500,402 for the nine months and three month periods ended January 31, 2001 and January 31,1999, respectively. Included in diluted shares are common stock equivalents relating to options of 123,605 and 0 for the nine months ended January 31, 2001 and January 31,2000, respectively. Included in diluted shares are common stock equivalents relating to options of 0 and 0 for the three months ended January 31, 2001 and January 31,2000, respectively.

Liquidity and Capital Resources

         The Company's primary cash requirements had historically been to fund the acquisition of customer bases and increased levels of accounts receivable, which have required substantial working capital. The Company had historically satisfied its working capital requirements principally through cash flow from operations and borrowings from institutions and carriers. Currently the Company has positive cash flow and cash resources to meet current levels of expenditure.

         At January 31, 2001, the Company had a working capital surplus of $1,811,610, as compared to a working capital surplus of $1,131,488 at April 30, 2000. The working capital surplus for the nine months ended January 31, 2001 was largely due to cash on hand.

         Net cash provided by operating activities was $176,542 for the nine months ended January 31, 2001 as compared to net cash provided by operating activities of $687,489 for the nine months ended January 31, 2000. The net cash provided by operating activities for the nine months ended January 31, 2001 is primarily attributable to net income from operating activities after taking into account the decrease in the Note Receivable, offset by a decrease in income taxes payable. The net cash provided by operating activities for the nine months ended January 31, 2000 is primarily attributable to net income from operating activities, a reversal of deferred revenue and offset by a decrease in volume shortfall charge payable and income taxes payable.

         Net cash used in investing activities of $1,850 and $8,079 related to the purchase of furniture and equipment for the nine months ended January 31, 2001and 2000, respectively.

         No cash was used in financing activities for the nine months ended January 31, 2001 and January 31,2000, respectively. At January 31, 2001, the Company had cash of $2,414,959.

         The Company had no material commitments for capital expenditure at January 31, 2001.



                                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit
Number                      Description Of Exhibits
-----                       ------------------------

10.28    --  Stock Purchase Agreement between the Company and Quentra Networks,
             Inc to acquire HomeAccess Microweb, Inc.

10.29    --  Order Granting Debtor's Motion For Authorization to Enter into
             Stock Purcahse Agreement, Subject to Overbid, Establishing
             Sale Procedures and Setting Dates and Deadlines.
10.30    --  Order Pursuant to Section 363 of the Bankruptcy Code Authorizing
             and Approving Stock Purchase Agreement with GLDI and Transactions Contemplated Thereunder.
10.31    --  Ex Parte Application for Order Clarifying Interlineation and
             Approving Stock Purcahse Agreement with GLDI; Order Thereon.


21.1     --  Subsidiaries of Registrant.


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


                                        GROUP LONG DISTANCE, INC.


    Signature                             Title                             Date
    ---------                             -----                             ----

By: /s/ GLENN S. KOACH         President and Chief Executive Officer     March 26, 2001
    -------------------------    (Principal Executive Officer)
        Glenn S. Koach



By: /s/ SAM D. HITNER          Chief Financial Officer                   March 26, 2001
    -------------------------    (Principal Financial Officer and
        Sam D. Hitner            Chief Accounting Officer)