Form 10QSB/A
period 2001-01-31
GROUP LONG DISTANCE INC
filed 2001-03-28
CIK 1004570

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB/A

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

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   For the Nine Months and Three Months Ended
                            January 31, 2001 and 2000

                                                                     Nine Months                    Three Months
                                                                  Ended January 31,                Ended January 31,
                                                             ---------------------------      -------------------------
                                                                2001            2000             2001           2000
                                                             ----------      -----------      ---------      ----------
Sales..................................................      $3,341,584      $11,793,895      $ 900,340      $5,367,277
Cost of Sales..........................................       1,826,517        4,257,870        522,333       1,023,465
                                                             ----------      -----------      ---------      ----------

Gross Profit...........................................       1,515,067        7,536,025        378,007       4,343,812
Selling, general and administrative expenses...........         924,700        1,481,622        332,127         340,343
Depreciation and amortization..........................           3,700           14,168          1,200           1,000
                                                             ----------      -----------      ---------      ----------

Income from operations.................................         586,667        6,040,235         44,680       4,002,469
Write down of Note Receivable..........................         650,000               --        650,000              --
Interest income, net...................................         153,353           31,721         55,872          16,835
                                                             ----------      -----------      ---------      ----------

Income (loss) before income taxes......................          90,020        6,071,956       (549,448)      4,019,304
Income tax expense (benefit)...........................          32,000        2,125,000       (211,000)      1,425,000
                                                             ----------      -----------      ---------      ----------

Net income (loss)......................................      $   58,020      $ 3,946,956      $(338,448)     $2,594,304
                                                             ----------      -----------      ---------      ----------

Net income (loss) per common share--basic...............          $0.02            $1.13         $(0.10)          $0.74
                                                                  =====            =====         ======           =====

Net income (loss) per common share--diluted.............          $0.02            $1.13         $(0.10)          $0.74
                                                                  =====            =====         ======           =====

        The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine months ended January 31, 2001 and 2000

                                                                                                Nine months ended
                                                                                                    January 31,
                                                                                         --------------------------------
                                                                                             2001                2000
                                                                                         -----------          -----------
Cash flows from operating activities
Net income .....................................................................         $    58,020          $ 3,946,956
Adjustments to reconcile net income to net cash provided
by operating activities
Depreciation and amortization ..................................................               3,700               14,168
Provision for bad debts ........................................................             130,404              430,758
Writedown of Note Receivable to net fair value .................................             650,000                   --

Changes in assets and liabilities
         Decrease in accounts receivable .......................................             103,967              275,644
         Decrease in deferred tax asset ........................................                  --                   --
         (Increase)Decrease in prepaid expenses and other current assets .......              (7,901)               1,405

         Increase in balance owed from carrier .................................                  --             (160,689)

         Decrease in volume shortfall charge payable ...........................            (274,999)              81,152

         Decrease in accounts payable ..........................................              32,006             (154,202)
         Decrease in Deferred Revenue ..........................................                  --           (3,012,244)
         Decrease in accrued expenses and other liabilities ....................              21,169
                                                                                                                 (383,171)
         Decrease in income taxes payable ......................................            (539,824)            (352,288)
                                                                                         -----------          -----------

            Net cash provided by operating activities ..........................             176,542              687,489
                                                                                         -----------          -----------


Cash flows from investing activities

Acquisitions of property and equipment .........................................              (1,850)              (8,079)
                                                                                         -----------          -----------

            Net cash used in investing activities ..............................              (1,850)              (8,079)
                                                                                         -----------          -----------




Net increase in cash ...........................................................             174,692              679,410
Cash at beginning of year ......................................................           2,240,267              502,946
                                                                                         -----------          -----------

Cash at end of period ..........................................................         $ 2,414,959          $ 1,182,356
                                                                                         ===========          ===========


Supplemental disclosure of cash flow information: Cash paid during the year for:
          Taxes ................................................................         $    610,766         $ 2,477,288
          Interest .............................................................         $        --          $        --


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

          For the quarter ended January 31, 2001, based on currently available information on Quentra's financial status as regards the assets and liabilities in bankruptcy, the Company took a charge of $650,000 which resulted in this asset being reflected in the Balance Sheet at $300,000, which in management's opinion represents its current net fair value at January 31, 2001.

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

         The Stock Purchase Agreement was approved by the United States Bankruptcy Court for the Central District of California on March 8, 2001. In addition, pursuant to an order of the United States Bankruptcy Court for the Central District of California entered on March 8, 2001, if Group Long Distance acquires a controlling interest in HA Technology, Inc. ("HAT"), then Group Long Distance will also deliver to Quentra warrants to purchase 200,000 shares of Group Long Distance common stock at an exercise price of $4.50 per share. The warrants will be exercisable for a period of six months commencing twelve months after the closing of the acquisition of a controlling interest in HAT and terminating eighteen months after the date of that closing. HAT holds a license to sell and distribute HomeAccess technology in certain geographical areas.

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

Cost of Sales. Cost of sales were $1,826,517 for the nine months ended January 31, 2001, compared to $4,257,870 for the nine months ended January 31,2000, a decrease of $2,431,353 or 57%. Cost of sales were $522,333 for the three months ended January 31, 2001, compared to $1,023,465 for the three months ended January 31, 2000, a decrease of $501,132 or 49%. As a percentage of sales, cost of sales was 55% and 36% for the nine months ended January 31, 2001 and January 31, 2000, respectively. As a percentage of sales, cost of sales was 58% and 19% for the three months ended January 31, 2001 and January 31,2000, respectively. The decrease in cost of sales between comparative periods was due to the decrease in revenues as a result of customer attrition. The increase in cost of sales as a percentage of sales is primarily as a result of the effect of the recognition of the deferred revenue in the nine and three months ended January 31, 2000 without a corresponding charge. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 55% and 48% for the nine months ended January 31, 2001 and 2000, respectively. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 49% and 43% for the three months ended January 31, 2001 and 2000, respectively. Cost of sales are expected to further decline for the fiscal year ended April 30, 2001, and thereafter. The increase in the cost of sales as a percentage of revenues for both the nine months and three months ended January 31, 2001 was also due to a price increase from the carrier of approximately 15%. The Company has disputed the correctness of the price increase and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor. In addition, the Company entered into the sale of a customer base. Refer to "Note C - Sale of Customer Base." During the nine months ended January 31, 2000 the Company had cost of sales from this customer base of approximately $913,000 and approximately $241,000 for the three months ended January 31, 2000.

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

Write Down of Note Receivable. For the nine months and three months ended January 31, 2001 the $650,000 expense represented a charge against income to reduce the carrying value of the Note Receivable on the Balance Sheet to $300,000, which in management's opinion represents its current net fair value at January 31, 2001. Refer to "Note C - Sale of Customer Base."

Interest Income, Net. Interest income (net) for the nine months ended January 31, 2001 was $153,353 compared to $31,721 for the nine months ended January 31, 2000. Interest income (net) for the three months ended January 31, 2001 was $55,872 compared to $16,835 for the three months ended January 31, 2000. The interest income (net) for the nine months and three months ended January 31, 2001 and January 31,2000 was interest earned as a result of a positive cash balance. Interest earned for the nine and three months ended January 31, 2001 includes interest earned on the Note Receivable on the sale of the customer base. Refer to "Note C - Sale of Customer Base."

Income Taxes. Income tax expense of $32,000 was provided for the nine months ended January 31,2001 compared to $2,125,000 for the nine months ended January 31,2000. The decrease in the income tax expense for the nine months ended January 31, 2001 was due to the decrease in revenues as a result of customer attrition and the sale of a customer base, and the write down of the Note Receivable.

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

Earnings per Share. Basic shares were 3,500,402 for the nine months and three month periods ended January 31, 2001 and January 31,2000, respectively. Included in diluted shares are common stock equivalents relating to options of 123,605 and 0 for the nine months ended January 31, 2001 and January 31,2000, respectively. There was no common stock equivalents relating to options included in diluted shares for the three months ended January 31, 2001 and 2000.

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

         Net cash used in investing activities of $1,850 and $8,079 related to the purchase of furniture and equipment for the nine months ended January 31, 2001 and 2000, respectively.

         No cash was used in financing activities for the nine months ended January 31, 2001 and January 31,2000, respectively. At January 31, 2001, the Company had cash of $2,414,959.

         The Company had no material commitments for capital expenditure at January 31, 2001.



                                    PART II. OTHER INFORMATION

ITEM 6. EXHIBITS, LIST AND REPORTS ON FORM 8-K


(a) Exhibits

Exhibit
Number                      Description Of Exhibits
-----                       ------------------------

10.28    --  Stock Purchase Agreement between the Company and Quentra Networks,
             Inc to acquire HomeAccess Microweb, Inc.

10.29    --  Order Granting Debtor's Motion For Authorization to Enter into
             Stock Purchase Agreement, Subject to Overbid, Establishing
             Sale Procedures and Setting Dates and Deadlines.
10.30    --  Order Pursuant to Section 363 of the Bankruptcy Code Authorizing
             and Approving Stock Purchase Agreement with GLDI and Transactions Contemplated Thereunder.
10.31    --  Ex Parte Application for Order Clarifying Interlineation and
             Approving Stock Purchase Agreement with GLDI; Order Thereon.


21.1     --  Subsidiaries of Registrant.




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