Form 10KSB
period 2001-04-30
GROUP LONG DISTANCE INC
filed 2001-09-28
CIK 1004570

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------
                                   FORM 10-KSB

                                   (Mark One)
   |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                    For the fiscal year ended April 30, 2001

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

                                           Name of Each Exchange
            Title of Each Class             on Which Registered
            ----------------------------------------------------
            Common Stock, no par value           Pink Sheets

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes |X| No | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Revenues for the fiscal year ended April 30, 2001 were $4,101,128.

The aggregate market value of voting stock held by non-affiliates as of September 14, 2001 was $1,186,453.

The number of shares of Common Stock, no par value, outstanding as of September 14, 2001, was 13,500,402.

Transitional Small Business Disclosure Format (check one.): Yes |_|       No |X|

--------------------------------------------------------------------------------
================================================================================

TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Item 1.   Description of Business.........................................     1

Item 2.   Description of Property.........................................     8

Item 3.   Legal Proceedings...............................................     9

Item 4.   Submission of Matters to a Vote of Securities Holders...........     9

Item 5.   Market for Common Equity and Related Stockholder Matters........     9

Item 6.   Management's Discussion and Analysis............................    10

Item 7.   Financial Statements............................................    18

Item 8.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.........................................    18

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............   18

Item 10.  Executive Compensation...........................................   20

Item 11.  Security Ownership of Certain Beneficial Owners and Management...   23

Item 12.  Certain Relationships and Related Transactions...................   24

Item 13.  Exhibits, List and Reports on Form 8-K...........................   25

Signature Page.............................................................   27

Report of Independent Public Accountants...................................  F-1

Financial Statements.......................................................  F-2

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

THE COMPANY

     Group Long Distance, Inc. (the "Company") comprises two business operations. The first business, which has been the only source of revenue for the Company since its inception, is telecommunications services. The second line of business is as a provider of software development and integration services for various information and e-commerce products and services.

TELECOMMUNICATIONS SEGMENT

HISTORY AND DESCRIPTION

     The telecommunications segment of the Company's business is as a non-facilities-based reseller of long distance telecommunications services to small and medium-sized commercial customers and residential subscribers. The Company utilizes contracts with Talk America Holdings, Inc., ("TALK"), formerly Talk.com Inc., a national long-distance telecommunications carrier to provide its customers with products and services which include basic "1 plus" and "800" long distance services. The Company was incorporated under the laws of Florida in September 1995. Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries. These telecommunication subsidiaries include Eastern Telecommunications Incorporated, Gulf Communications Services and Adventures-in-Telecom.

     For the fiscal years ended April 30, 2001, 2000 and 1999, the Company's annual revenues were $4.1 million, $13.7 million, $22.8 million, respectively. The Company's revenues for the fiscal years ended April 30, 2001, 2000 and 1999, were solely derived from calls routed through TALK.

     As a non-facilities based reseller of long distance telecommunications services, the Company utilizes service contracts to provide its customers with switched long distance telecommunications services. The Company does not own or operate any primary transmission facilities. The Company has entered into agreements with TALK to purchase long distance telephone service at discounted bulk rates. The Company has resold these discounted services to customers. All of the Company's products and services are currently provided for under contracts with TALK.

     As of April 30, 2001, the Company's remaining obligation to TALK under the Settlement Agreement dated December 8, 1999, as it relates to the volume shortfall charge was approximately $30,600.


THE MARKETS WE SERVE

     Historically, the Company has only offered telecommunication services and products, which are provided for under contracts with TALK. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaigns to attract new customers related to telecommunications services provided by TALK, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. Future marketing and sales efforts will be directed at growing the Company's other line of business.

DEPENDENCE ON THIRD PARTIES

     All of the Company's current telecommunications products and services are provided by TALK. If TALK fails to provide such services, it could interrupt the Company's business, damage customer relations, and delay or permanently prevent the collection of receivables, which may have a material adverse affect on the Company's operations and financial condition. It is unlikely the Company would be able to secure an alternative provider of services, due to the difficulty of transitioning customers off the TALK network.

     At the end of July 2001, the Company was notified by TALK, its sole provider of telecommunications services, that due to the bankruptcy of one of TALK's billing services providers, TALK would not be remitting payments otherwise due to the Company. Such billing services provider is responsible for collecting payments from a significant portion of the Company's customer base. In the event future payments are not made, the Company's business and operations could be materially adversely affected. As of September 19, 2001, the Company had still not received payments related to the above services provider and is not certain when, if ever, any additional payments will be remitted by TALK for such collections.

     In addition to the foregoing, the Company has a number of disputes with TALK, primarily related to the payment of commissions on the "800" customer base, overcharges on taxes and fees, price increases and collection related matters. The Company has retained counsel to pursue the resolution of such matters, as the Company's management believes it has meritorious claims, which it intends to vigorously pursue.

GOVERNMENT REGULATION

     The Company's telecommunications services are subject to government regulation. Any changes in regulations may have a detrimental effect on the Company's ability to service its existing customer base, which may have a material adverse affect on the Company's results of operations.

     The Company provides interstate and international long distance service in all or some portions of 49 states. The Company is authorized, pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis, to provide intrastate service to all of the United States, except Alaska.

     Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties may also be imposed for such violations. The Company has not had any fines or penalties imposed or any proceedings instituted pursuant to state regulations, certifications, tariffs or notifications or on an unregulated basis.

COMPETITION

     The Company faces intense competition in the marketing and sale of its services and products and therefore has stopped all efforts to market and sell its telecommunications services and products since the second quarter of fiscal year 1998. The Company has determined that it is unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for new customers, primarily due to the competitive advantage held by facilities based carriers and Internet marketing enterprises. Many of these services and products are marketed by companies, which are well established, have reputations for success in the development and sale of services and products and have significantly greater financial, marketing, distribution, personnel and other resources than the Company. These resources permit such companies to implement extensive advertising and promotional campaigns, both generally and in response to efforts by additional competitors to enter into new markets and introduce new services and products. Certain of these competitors, including AT&T, MCI/WorldCom and Sprint, dominate the industry and have the financial resources to enable them to withstand substantial price competition which has continued to increase.

SALE OF CUSTOMER BASE

     The Company had entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with a wholly owned subsidiary of Quentra Networks, Inc., ("Quentra"), on April 30, 2000. Pursuant to the Asset Purchase Agreement, the Company sold to a wholly owned subsidiary of Quentra, a customer base, which included certain of the Company's customers under a series of related sites. The purchase price for this transaction was $1 million, payable $50,000 in cash and a note of $950,000 due at April 30, 2002, at an annual interest rate of 8%. Interest is payable monthly. In addition, the Company entered into a Service Agreement (the "Service Agreement") with the wholly owned subsidiary of Quentra.

     The Company had originally acquired this customer base from a third party in 1996 and fully amortized the cost over time, for book purposes. Upon sale of this customer base on April 30, 2000, the Company realized a gain for book purposes of the full consideration of the sale.

     During the quarter ended January 31, 2001, the Company wrote down the note receivable by $650,000 to $300,000, primarily due to fact that Quentra filed for bankruptcy protection on December 15, 2000.

     Based on the lack of progress made since filing for bankruptcy and information on Quentra's financial status, the Company wrote off the remaining balance of the note during the fourth quarter of fiscal year ended April 30, 2001. The Company continues to provide service to this customer base under the Service Agreement. Defaults on the note will cause the customer base to revert back to the Company.

     The Company intends to enforce all of its rights and remedies against Quentra in the bankruptcy proceedings.

SOFTWARE DEVELOPMENT AND INTEGRATION SEGMENT

HISTORY AND DESCRIPTION

     On February 20, 2001, the Company and Quentra Networks, Inc. (formerly Coyote Network Systems, Inc.), as debtor in possession ("Quentra"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company agreed to acquire all of the outstanding shares of common stock of HomeAccess MicroWeb, Inc., ("HomeAccess") from Quentra in exchange for (i) cash in the amount of $100,000 and (ii) 200,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has no par value, has a liquidation preference of $20.00 per share, does not have a dividend preference and does not pay dividends, does not have any voting rights, except as otherwise provided by law, and, commencing April 13, 2002, is convertible into ten shares of the Company's common stock ("Common Stock").

     The Stock Purchase Agreement was approved by the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on March 8, 2001. In addition, pursuant to an order of the Bankruptcy Court, upon its acquisition of a controlling interest in HA Technology, Inc., the Company was required to deliver to Quentra warrants to purchase 200,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable for a period of six months, commencing on April 13, 2002, and terminating on October 12, 2002. The Company also agreed to convert all loans made to HomeAccess prior to closing into capital. Such loans totaled $625,000 on April 13, 2001.

     On April 13, 2001, the Company acquired all of the outstanding shares of common stock of HomeAccess.

     On April 13, 2001, the Company and Barbara Conrad entered into an Exchange Agreement (the "Exchange Agreement"). Pursuant to the Exchange Agreement, among other things, the Company acquired 80% of the outstanding shares of common stock of HA Technology, Inc., ("HAT"), in exchange for 7,800,000 shares of Common Stock. In October 2000, HomeAccess licensed its HomeAccess Technology for all states except Washington, Nevada, Oregon and Pennsylvania, to HAT. Barbara Conrad is the spouse of the Company's Chairman and Chief Executive Officer.

     Simultaneously with the acquisition, the Company entered into an agreement to acquire the remaining 20% of the outstanding shares of HAT common stock from Mrs. Conrad in exchange for an additional 2.2 million shares of the Company's Common Stock. The acquisition of the remaining shares of HAT common stock was subject to certain conditions, including an increase in the number of authorized shares of the Company's Common Stock. During July 2001, all of the conditions were satisfied and the Company purchased the remaining 20% of HAT common stock based on the terms discussed above.

     On April 27, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission in connection with the acquisition of HomeAccess and HAT.

     Simultaneously with the acquisition of 80% of the outstanding number of shares of common stock of HAT, the Company issued to Quentra the warrants described above.

     Based in Irvine, California, HomeAccess deploys HomeAccess (TM) information and e-commerce services, software and systems. HomeAccess, which was incorporated in the state of California on January 19, 1999, as Predictive Data, Inc., changed its name to Primary Knowledge, Inc., on February 25, 1999, and again on June 12, 2000, to HomeAccess MicroWeb, Inc. The technology known as "HomeAccess Technology," was acquired from Quantitative Data Systems, Inc., an affiliate through common ownership and management, and has been in a development stage since 1995. Since its formation in 1999, HomeAccess has focused nearly all of its efforts and resources on continuing the development of HomeAccess Technology. HomeAccess Technology consists of source code, programs, software, hardware, business methods, and other inventions relating to a system designed for use with various Internet appliances. The development of HomeAccess Technology continues to progress towards providing a solution for connecting consumers via various Internet appliances, the first of which is an Internet screen telephone ("Screen Phone"), which contains features that include a 1/4 VGA screen, pull-out keyboard, speaker phone, built-in rolodex, caller ID, and a smart card slot. HomeAccess software is also used to integrate peripherals such as bar-code scanners and smart cards. The HomeAccess Technology supports the provisioning of a variety of services including; email, messaging, news and information, financial services, bill presentation and payment, travel and entertainment, ticketing, coupon distribution, directory search, localized shopping and personal productivity services.

THE MARKETS WE SERVE

     As of the date of this report, the Company has not generated any sales from its software development and integration line of business. However, the Company believes there are market opportunities in the power utility industry, property management industry, and in local communities, which are described below.

     Integrating HomeAccess Technology with the technology used in automatic meter reading ("AMR"), may allow a power utility company to provide usage information to consumers. The intent of providing usage and/or time of use ("TOU") information is to change consumer energy consumption behavior, which is anticipated to reduce consumer consumption during peak periods and ultimately their energy costs. Reduced consumption during peak periods would also provide the utility company a savings opportunity by not having to build additional power plants or purchase energy at higher spot rates to meet immediate demands. Several public utility commissions ("PUCs") have recently requested that utility companies provide TOU information on a real time basis. Certain utility companies have been requested to provide their respective PUCs with a plan outlining how they will meet such information reporting requirements by the end of 2001. The integration of HomeAccess Technology with AMR may satisfy the TOU information requirements of those PUCs.

     In August 2001, the Company entered into a software development agreement (the "Pilot Program Agreement") with Portland General Electric Company ("PGE"). The Pilot Program Agreement provides for the two companies to develop and integrate technology and software to be used in delivering a variety of services to consumers including online bill presentation and payment, two-way messaging and time-of-use energy consumption information. As part of the Pilot Program, PGE has deployed approximately 800 Internet Screen Phones in apartment buildings within its service area and plans to deploy an additional 600 Internet Screen Phones in single-family neighborhoods as part of the next phase of the Pilot Program. The Pilot Program Agreement also provides PGE with an option to enter into longer-term agreements with the Company for up to fifteen years and provides PGE with an exclusive licensing option for the states of Oregon, Washington, and Nevada, for a minimum licensing fee per state per month, subject to certain performance criteria. There can be no assurance the Company will enter into any longer-term agreements or receive any licensing fees. (See "Liquidity and Capital Resources" for more details.)

     The Company believes there is an opportunity to serve the property management industry and is exploring the installation of Internet appliances in multi-dwelling unit complexes ("MDUs") such as apartment buildings. The applications to be used for MDUs include bill presentment and payment, two-way messaging and providing information such as local news weather and sports. Having tenants pay their rent bills electronically may save the property manager processing fees as well as potentially improve their liquidity, as rent payments may clear faster than traditional check payment and clearing. Additionally, two-way messaging capability will allow the property manager to communicate with tenants, and visa versa, without leaving their office, thus creating costs savings through efficiencies, such as not having to go door-to-door to collect the rent, as well as sending reminders to tenants that their rent is late, informing the community as to changes in operations such as pool or spa hours, etc., or when scheduled maintenance will occur resulting in temporary closure of sections of the parking lot or facilities. Tenants may also benefit, as they will be able to send messages to the property manager, such as maintenance requests and complaints without leaving their apartment. The Company has begun discussions with several property management companies, but there can be no assurance that the Company will be able to successfully install any Internet appliances or enter into agreements with any MDUs.

     Other revenue generating opportunities include telecommunications and advertising. As the initial Internet appliance to be deployed is a telephone, the Company intends to enter into other agreements with long distance carriers to offer long distance services to consumers outside of its current telecommunication services and products provided by TALK. The Company has begun discussions with several long distance carriers, but has not entered into an agreement at this time. There can be no assurance that the Company will be able to identify and enter into an agreement with other long distance service providers or that any revenues will be derived from offering long distance services.

     Advertising provides another channel for the Company and its business partners to earn revenue. The Screen Phones will provide a means for various vendors to advertise in their local communities for which the Company will charge a fee. There can be no assurance as to the level of success or amount of revenue that may be derived from advertising on Internet appliances and Screen Phones.

CRITICAL VENDORS AND PRODUCTS

     The Company's ability to integrate and deliver HomeAccess-enabled Screen Phones is partially dependent on the manufacturer of the Screen Phone. The primary dependence on the manufacturer is to develop and integrate the firmware of the Screen Phone to successfully work with HomeAccess, AMR, and other technologies. The Company has performed a significant amount of development work on the Screen Phone currently being used in the PGE Pilot Program and there is additional development work that needs to be completed. In addition, the current Screen Phone must be manufactured to meet the demands of any significant deployment to consumers and has an estimated lead-time of 60 to 90 days. Recently, the Company has had discussions with a manufacturer who has developed a more sophisticated Screen Phone. The Company believes the new phone could be offered as a higher-end product or serve as an alternative device and is currently testing its capabilities.

     The Company has also begun discussions with, and has jointly funded development costs, with other Internet appliance and telephone manufacturers to identify other devices and or suppliers. There can be no assurance that the Company will be able to identify alternative suppliers of Internet devices, or that such suppliers can meet the production demands of the Company or its customers, or that their Internet devices can be successfully integrated with the HomeAccess Technology.

     A key component to the Company's success will be based on its ability to successfully integrate an AMR device with the current Screen Phone or other Internet appliance to communicate TOU information between the consumer and the utility company. The Company has had discussions with various AMR device manufacturers and is in the process of testing a device with the current Screen Phone. There can be no assurance that the Company will be able to successfully integrate an AMR device with a Screen Phone or other Internet device, or that an AMR device manufacture will be found that can meet the production development demands of the Company and its customers.

DEPENDENCE ON THIRD PARTIES

     AS OF THE DATE OF THIS FILING, THE COMPANY'S ONLY STRATEGIC PARTNER CURRENTLY HELPING FUND THE COMPANY'S OPERATIONS IS PGE AS DESCRIBED ABOVE AND IN MORE DETAIL BELOW UNDER THE CAPTION "LIQUIDITY AND CAPITAL RESOURCES." The Company continues to look for strategic partners and investors to develop its business and diversify its revenue and capital sources, but there can be no assurance that the Company will be able to identify and enter into agreements with other strategic partners or find other revenue and capital sources.

KEY EMPLOYEES

     The success of the Company is heavily dependent on its Chairman and Chief Executive Officer Jerry Conrad. Mr. Conrad is the driving force and visionary of the Company to which without whose leadership and business contacts, the Company may not be able to complete its business plan.

     In addition, the development and integration of HomeAccess Technology is dependent on the Company's ability to keep and attract software engineers and other key employees. The Company believes it offers a competitive compensation package that includes a base salary, stock options, cash bonuses and various benefits including a 401(k) plan. There can be no assurance that the Company will be able to keep or attract the necessary employees to continue its development and integration of HomeAccess Technology.

RESEARCH AND DEVELOPMENT

     HomeAccess has been in a development stage since its formation in 1999. As such, the majority of its costs have been related to research and development of the HomeAccess Technology. Although the Company believes HomeAccess will evolve from a development stage company into an operational company in the future, the Company expects to continue to incur significant research and development costs. There can be no assurance as to the Company's ability to evolve into an operational company or as to the amount of research and development costs to be incurred in the future.

COMPETITION

     The Company is not aware of any direct competitor that provides a competing product and technology. There are many indirect competitors such as Internet service providers, telephone equipment manufacturers and retailers, many of which have greater resources than the Company. However, the Company is not aware of any company that integrates Internet appliances with technologies utilized in the utility industry or property management industry to provide community-based services. In the future, other companies that have more resources and other competitive advantages may enter the market that HomeAccess is currently targeting. When and if other such companies do begin to compete, it may have a significant adverse impact on the Companies operations.

EMPLOYEES

     As of September 20, 2001, the Company had 19 full-time employees.

CHANGE IN CONTROL AND OWNERSHIP

     As a result of the issuance of shares of the Company's Common Stock in connection with the acquisition of HAT, a change in control of the Company occurred. As of the date of this report, Barbara Conrad holds legal title to 10,000,000 shares of the Company's Common Stock, or approximately 74% of the aggregate number of common shares then outstanding.

     Pursuant to an Amended and Restated Investment Sharing Agreement effective as of September 30, 2000 (the "Investment Sharing Agreement") by and between John J. Prehn ("Prehn"), Peter J. Wachtell ("Wachtell"), and Barbara Conrad, each of Prehn and Wachtell holds a 20% interest in the shares of Common Stock legally owned by Barbara Conrad. As such, as of the date of this report, Prehn holds an interest in 2,000,000 shares of Common Stock, or approximately 14.8% of the aggregate number of then outstanding shares of Common Stock; Wachtell holds an interest in 2,000,000 shares of Common Stock, or approximately 14.8% of the aggregate number of then outstanding shares of Common Stock; and Barbara Conrad beneficially owns 6,000,000 shares of Common Stock, or approximately 44.4% of the aggregate number of then outstanding shares of Common Stock.

     Pursuant to the Investment Sharing Agreement, until such time as the transfer of all of the shares of Common Stock in which Prehn and Wachtell hold an interest are registered under the Securities Act of 1933, Barbara Conrad alone holds the power to vote all of such shares and the power to dispose of all of such shares. Pursuant to a Registration Rights Agreement (the "Registration Rights Agreement") entered into between the Company and Barbara Conrad, at any time after April 13, 2002, Barbara Conrad may cause the Company to register the transfer of varying numbers of shares of Common Stock registered in her name on one occasion during each fiscal year of the Company until April 12, 2006. In addition, pursuant to such Registration Rights Agreement, Barbara Conrad may from time to time through April 12, 2006, cause the Company to register the transfer of shares of Common Stock registered in her name in connection with other registered offerings of securities by the Company.

     In addition, Quentra, upon conversion of the shares of Series A Preferred Stock and exercise of its warrants, Quentra would own up to 2,200,000 shares of Common Stock, or up to approximately 14.0% of the then aggregate number of outstanding shares of Common Stock. As of the date of this report, Quentra has not exercised its rights related to the conversion of the Series A Preferred Stock or its warrants.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company's headquarters were relocated in September 2000 to 400 E. Atlantic Boulevard, First Floor, Pompano Beach, Florida. This new location is approximately 1,280 square feet requiring monthly lease payments of approximately $1,900 per month. The current lease expires in October 2001 and has an extension option through December 31, 2002, at the current rate. All telecommunications operations are currently performed at this location. The Company intends to close this office during the current fiscal year and relocate its corporate headquarters to Irvine, California.

     Previously, the Company's headquarters was located at 6600 N. Andrews Avenue, Suite 140, Fort Lauderdale, Florida, at which time the Company occupied approximately 910 square feet at a rate of $2,000 per month.

     The Company also has offices in Irvine, California and Dallas, Texas, both of which have operations primarily consisting of software development for HomeAccess. The Irvine, California office is comprised of approximately 8,470 square feet and has a monthly lease payment of approximately $18,000 per month. The lease is a month-to-month lease, which commenced on April 1, 2001. The Company intends to make this location its corporate headquarters during the next fiscal year.

     The Dallas, Texas office is comprised of approximately 4,940 square feet and has a monthly rent payment of approximately $7,800 per month. The lease expires August 31, 2004, and has annual increases of $411.50 per month each year beginning September 1, 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     On June 13, 2001, an Information Statement was mailed to Shareholders of record on such date (the "Record Date"). The Information Statement described three "Actions" as described below, all of which were approved by the Barbara Conrad, the record and beneficial owner as of the Record Date of 7.8 million shares of Common Stock, or 69% of the then outstanding shares of Common Stock:

     (i) the election of Messrs. Glenn S. Koach and John L. Tomlinson as Class I Directors of the Company to serve until the annual meeting of shareholders to elect Class I directors and until their respective successors are duly elected and qualified;

     (ii) the amendment of the Company's Amended and Restated Articles of Incorporation to increase the number of authorized shares of the Company's capital stock; and

     (iii) the adoption of the Company's 2001 Employee Stock Option Plan.


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

                                                              For the period
                                                                 beginning
                                                              May 1, 2000 and
                                                             Ending April 30,
                                                                   2001
                                                                   ----

                                                             High          Low
                                                             ----          ---
             First Quarter..............................     $0.800       $0.340
             Second Quarter.............................      0.703        0.406
             Third Quarter..............................      0.953        0.203
             Fourth Quarter.............................      0.875        0.360

                                                              For the period
                                                                 beginning
                                                              May 1, 1999 and
                                                             Ending April 30,
                                                                   2000
                                                                   ----

                                                             High          Low
                                                             ----          ---
             First Quarter..............................     $0.750       $0.156
             Second Quarter.............................      0.250        0.063
             Third Quarter..............................      0.850        0.020
             Fourth Quarter.............................      0.900        0.370

     DIVIDEND INFORMATION. The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

     APPROXIMATE NUMBER OF SECURITY HOLDERS. As of September 14, 2001, the Company had approximately 122 registered holders of record of the Common Stock.

     WARRANTS. In October 2000, HAT sold 333,333 Series A convertible preferred stock purchase warrants to DQE Enterprises ("DQE") in exchange for $250,000. The warrants are exercisable at $24 per share, subject to certain adjustments. The conversion rate of the warrants is adjustable so that, upon exercise of all of the warrants, DQE will own 40% of the common stock equivalents of HAT. The warrants expire October 19, 2003.

     On April 13, 2001, the Company issued to Quentra warrants to purchase 200,000 shares of the Company's Common Stock at an exercise price of $4.50 per share. See Item 1. "Description of Business" for a more detailed description.

     On April 13, 2001, the Company's Board of Directors granted Jerry Conrad as part of an employment agreement, warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share, which expire April 30, 2011. See
Item 10. "Executive Compensation" for a more detailed discussion.

     On April 13, 2001, the Company's Board of Directors granted Glenn Koach as part of an employment agreement, warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share, which expire April 30, 2011. See
Item 10. "Executive Compensation" for a more detailed discussion.

     On August 29, 2001, the Company entered into an agreement with PGE whereby the Company issued a warrant to PGE to purchase 310,000 shares of the Company's common stock for an aggregate purchase price of $1,050,000. The warrant expires June 30, 2002. See "Liquidity and Capital Resources."

     OTHER EQUITY TRANSACTIONS. In July 2001, the Company amended its Amended and Restated Articles of Incorporation to increase the Company's authorized capital to 120,000,000 shares, consisting of 20,000,000 of preferred shares and 100,000,000 of common shares.

     On July 20, 2001, the Company issued 2,200,000 shares of Common Stock to Barbara Conrad pursuant to the Second Exchange Agreement in exchange for 20% of the common stock of HAT not then owned by Barbara Conrad.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

     Group Long Distance, Inc., has two primary business operations; telecommunications services and software development and integration. See Item
1. "Description of Business" for more detailed discussion.

     The Company is no longer conducting and has no plans to conduct any marketing campaigns to attract new customers for which services would be provided by TALK. See Item 1. "Description of Business" for more detailed discussion.

SALE OF CUSTOMER BASE

     On or about April 30, 2000, the Company executed various agreements, including an Asset Purchase Agreement, with a wholly owned subsidiary of Quentra. See Item 1. "Description of Business", for more detailed discussion.

     The sale of a customer base pursuant to the Asset Purchase Agreement, contributed to a decrease in the Company's telecommunications revenues for fiscal year ended April 30, 2001.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentages of total sales represented by certain items reflected in the Company's consolidated statements of operations:
                                                            Year Ended April 30,
                                                            --------------------
                                                            2001           2000
                                                            ----           ----

     Sales.............................................      100%           100%
     Cost of sales.....................................       55             38
     Gross profit......................................       45             62
     Selling, general and administrative expense.......       38             14
     Depreciation and amortization expense.............        2              *
     Income from operations............................        5             48
     Gain on sale of customer base.....................       --              7
     Write Off of Note Receivable......................      (23)            --
     Other income......................................        1             --
     Interest income, net..............................        5              *
     Loss/Income before income taxes...................      (12)            55
     Income taxes......................................        2              6
     Net Loss/Income...................................      (14)            49
* Less than 1 percent.

COMPARISON OF FISCAL YEAR ENDED APRIL 30, 2001 TO FISCAL YEAR ENDED APRIL 30,
2000

     SALES. The Company's sales were $4,101,128 for the fiscal year ended April 30, 2001, compared to $13,736,337 for the fiscal year ended April 30, 2000, a decrease of $9,635,209, or approximately 70%. Sales for the fiscal year ended April 30, 2000, includes deferred revenue being recognized as income of $3,012,244 as a result of the TALK Agreement. The remaining $6.6 million decrease in sales was primarily due to continued attrition of the Company's telecommunications customer base of $4.9 million, as the Company ceased all marketing activities in fiscal year 1998 and is currently not marketing its telecommunications products and services. In addition, the Company entered into an agreement for the sale of a portion of its customer base. (See Item 1. "Description of Business - Sale of Customer Base"). During the fiscal year ended April 30, 2000, the Company had revenues from this customer base of approximately $1.7 million. Based on continued attrition, the sale of such customer base, and a decline in the commissions paid by TALK on the "800" customer base, the Company's telecommunications revenues will continue to decline. The Company anticipates this trend to continue through the rest of the fiscal year ending April 30, 2002, and thereafter. The Company has disputed the reduced commissions with TALK.

     COST OF SALES. Cost of sales were $2,242,391 for the fiscal year ended April 30, 2001, compared to $5,230,837 for the fiscal year ended April 30, 2000, a decrease of $2,988,446, or approximately 57%. As a percentage of sales, cost of sales was approximately 55% and 38% for the fiscal year ended April 30, 2001, and April 30, 2000, respectively. The decrease in cost of sales between comparative periods of $2.9 million was due to the decrease in revenues as a result of customer attrition. Cost of sales are expected to further decline for the fiscal year ended April 30, 2002, and thereafter. The increase in cost of sales as a percentage of sales is primarily due to recognition of deferred revenue in the fiscal year ended April 30, 2000, without a corresponding charge. As a percentage of sales after adjusting for deferred revenues, cost of sales was approximately 55% and 49% for the fiscal year ended April 30, 2001 and 2000, respectively. The increase in the cost of sales as a percentage of revenues for the current fiscal year was due to a price increase from the carrier of approximately 15%. The Company has disputed the correctness of the price increase and other related overcharges and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor. (See Item 1. "Description of Business") In addition, the Company entered into the sale of a customer base. (See Item 1. "Description of Business - Sale of Customer Base"). During the fiscal year ended April 30, 2000, the Company had cost of sales from this customer base of approximately $1.2 million.

     GROSS PROFIT. Gross profit was $1,858,737 for the fiscal year ended April 30, 2001, compared to $8,505,500 for the fiscal year ended April 30, 2000, a decrease of $6,646,763 or approximately 78%. As a percentage of sales, gross profit was 45% and 62% for the fiscal year ended April 30, 2001, and April 30, 2000, respectively. Gross Profit, after adjusting for the effect of the recognition of the deferred revenues of $3,012,244 was $5,493,256 for the fiscal year April 30, 2000, a decrease compared to the current fiscal year of

$3,634,519 or 66%. As a percentage of sales after adjusting for deferred revenues, gross margin was approximately 45% and 51% for the fiscal year ended April 30, 2001, and April 30, 2000, respectively. The decrease in gross margin, after adjusting for deferred revenue, between comparative periods was due to the decrease in revenues as a result of customer attrition, the sale of a customer base, and a 15% price increase imposed by the carrier during the current fiscal year. The Company has disputed the correctness of the price increase and other related overcharges and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.
(See Item 1. "Description of Business")

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses ("SG&A") were $1,570,195 for the fiscal year ended April 30, 2001, compared to $1,961,578 for the fiscal year ended April 30, 2000, a decrease of $391,383, or approximately 20%. This decrease in SG&A was due to reduction in bad debt expense as a result of a decrease in sales and the fact that the year ended April 30, 2000, included two severance packages totaling $310,000 for two former executives of the Company. For the fiscal year ended April 30, 2001, SG&A included operating costs from the HomeAccess subsidiary in the current fiscal ended April 30, 2001, of approximately $200,000. In addition, the Company incurred in the current fiscal year, legal costs in connection with the now cancelled sale of the Company to Quentra that amounted to approximately $80,000. As a percentage of sales, SG&A for the fiscal year ended April 30, 2001 and 2000, was approximately 39% and 14%, respectively. After adjusting for the deferred revenue, as a percentage of sales, SG&A were approximately 39% and 18% for the fiscal year ended April 30, 2001 and 2000, respectively.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $66,287 for the fiscal year ended April 30, 2001, compared to $15,368 for the fiscal year ended April 30, 2000, an increase of $50,919 or approximately 331%. The increase in depreciation and amortization for the fiscal year ended April 30, 2001, was largely attributable to the amortization of the goodwill resulting from the acquisition of HomeAccess and HA Technology. As a percentage of sales, depreciation and amortization expense was approximately 2% and less than 1% for the fiscal year ended April 30, 2001, and April 30, 2000, respectively.

     WRITE-OFF OF NOTE RECEIVABLE. For the fiscal year ended April 30, 2001, the Company wrote off the entire Note receivable in the amount of $950,000 resulting from the sale of its customer base. Due to the fact that the Note receivable is subject to bankruptcy court proceedings, management believes it is prudent to write off the entire Note in the current fiscal year. (See Item 1. "Description of Business - Sale of Customer Base"). The Company had previously disclosed that there existed the possibility the Quentra or its subsidiary would be unable to meet its obligations under the Asset Purchase Agreement, and that it may be required to take a charge against income.

     GAIN ON SALE OF CUSTOMER BASE. There was a gain on sale of a customer base of $1 million for the fiscal year ended April 30, 2000. The gain on sale of the customer base for the fiscal year ended April 30, 2000, resulted from the Company entering into an Asset Purchase Agreement with a wholly owned subsidiary of Quentra. (See Item 1. "Description of Business - Sale of Customer Base"). Under the Agreement the Company sold a customer base, which included certain of the Company's customers under a series of related sites. The acquisition costs for this customer base had already been written off in full and therefore the entire sale price was recorded as a gain in the fiscal year ended April 30, 2000. Outside direct costs on this transaction were deemed to be immaterial.

     OTHER INCOME. Other income of $50,000 for the fiscal year ended April 30, 2001, is due to a non-refundable deposit received from Quentra as a result of entering into a Letter of Intent to acquire the Company, of which such acquisition was subsequently cancelled.

     INTEREST INCOME (EXPENSE) Net. Interest income (net) for the fiscal year ended April 30, 2001, was $196,635 compared to $3,825 for the fiscal year ended April 30, 2000. The interest income for the fiscal year ended April 30, 2001, was interest earned as a result of a positive cash balance. The interest income for the fiscal year ended April 30, 2000, was interest earned as a result of a positive cash balance, offset by interest paid on income taxes due for the year ended April 30, 1999.

     INCOME TAX EXPENSE. Income tax expense of $85,760 was provided for the fiscal year ended April 30, 2001, compared to $867,511 for the year ended April 30, 2000. The decrease in the income tax expense for the year ended April 30, 2001, is the result of the Company incurring a net operating loss for the year, which the Company will carry back to past years in which taxes were paid and receive a refund, as well as an increase in the valuation allowance related to the Company's deferred tax asset. Such an increase in the valuation allowance was made based on Management's assessment of the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carryforward period.

     NET (LOSS) INCOME. The Company had a net loss of $566,870, or net loss of $0.15 per share, for the fiscal year ended April 30, 2001, as compared to net income of $6,664,868, or $1.90 per share, for the year ended April 30, 2000. The net loss for the fiscal year ended April 30, 2001, was after taking into account the decrease in gross margin, additional expenses as a result of the Quentra negotiations, the HomeAccess acquisition and a write down of the Note Receivable. The net income for the fiscal year ended April 30, 2000, was after taking into account the gain on sale of customer base of $1,000,000 and deferred revenue being recognized of $3,012,244 as a result of the TALK Agreement.

NEW LINE OF BUSINESS

     In April 2001, the Company acquired two new subsidiaries; HomeAccess MicroWeb, Inc., and HA Technology, Inc. See Item I. "Description of Business" for more detailed discussion. The acquisition of these subsidiaries has resulted in the Company operating in a new line of business. These subsidiaries are development stage enterprises, which are not producing any revenue as of the date of this report. As such, it is not clear what impact these subsidiaries will have on the Company's financial condition, results of operations or liquidity.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the revenues derived from its telecommunications services and products were greater than the expenses to operate the Company. However, continued customer attrition, competition, lack of marketing efforts, and a write off of the Note receivable have contributed to the Company operating at a net loss for fiscal year 2001. As a result, the Company intends to either sell its existing customer base or manage it until it is no longer feasible to do so. As a result of the foregoing, the Company does not anticipate, within the next twelve months, having any telecommunications customers for which services are provided by TALK.

     As of the date of this report, the Company has not generated any sales from its new line of business. The Company's ability to continue its operations is dependent on a variety of factors, some of which include: the ability to successfully develop and integrate the HomeAccess Technology, the ability to generate sales of its products and services in the future, and the ability to secure financing or additional capital.

     The Company's plan to meet its liquidity needs for the next twelve months is comprised of the following: enter into a development cost sharing agreement with a strategic partner, identify and enter into agreements with property management companies to generate revenue, and raise additional capital by issuing securities.

     In August 2001, the Company entered into agreement with Portland General Electric Company ("PGE"). The agreement provides for the two companies to develop and integrate technology and software to be used in delivering a variety of services to consumers including online bill presentation and payment and time-of-use energy consumption information. The agreement provides the Company with an aggregate of $1,050,000 in cash through December 31, 2001, $800,000 of which has already been received for services performed to date. Pursuant to the agreement, the Company agreed to issue to PGE a warrant to purchase 310,000 shares of the Company's common stock for an aggregate exercise price of $1,050,000. The warrant expires on June 30, 2002. Provided that PGE satisfies all conditions under the agreement, including making all required payments, the Company will apply such payments towards the exercise price of the warrant. The agreement also provides PGE with the option to enter into longer-term agreements with the Company for up to fifteen years. In addition, the agreement provides PGE with the option for exclusive licensing rights to HomeAccess(TM) technology for the states of Oregon, Washington and Nevada, for a minimum licensing fee of $150,000 per month per state, subject to certain performance criteria. There can be no assurance that PGE will enter into any longer-term agreement or that the Company will receive any licensing fees for the states noted above.

     The Company has had discussions with several property management companies to install HomeAccess-enabled devices at their MDU facilities. The Company's intent would be to charge a fee for a package of services offered to the MDU tenants, thereby generating sales on a per phone, per month basis. There can be no assurance the Company will be able to enter into an agreements with, or generate sales from, any property management companies.

     The Company continues to have discussions with various investors, including investment banks, venture capital firms, and strategic partners, to sell securities. There can be no assurance the Company will be able to sell any securities.

     There can be no assurance the Company's plan will be successful in meeting the Company's short-term liquidity needs. The funds to be received under the Pilot Program Agreement are not adequate to fund the Company's cash needs, and the Company does not have any immediate prospects to increase its revenues or cash flow. As a result, it can be reasonably anticipated that, within the next 60 to 90 days, the Company may be unable to pay its debts and obligations in the ordinary course of business as they become due. Failure to secure additional revenues or cash investments in the Company in that short time frame, may likely result in an inability to operate as a going concern as well as the Company seeking protection under the bankruptcy laws.

     At April 30, 2001, the Company had a working capital surplus of $342,553, as compared to $1,131,488 at April 30, 2000. The primary reason for the decrease in working capital surplus is due largely to the use of cash to finance and fund the acquisition of HomeAccess and HAT. The working capital surplus for the fiscal year ended April 30, 2000, was largely due to cash on hand as a result of the release of all funds related to the TALK Agreement.

     Net cash provided by operating activities was $8,941 for the fiscal year ended April 30, 2001, as compared to net cash provided by operating activities of $1,695,401 for the fiscal year ended April 30, 2000. The primary reason for the decrease in cash provided by operating activities for the fiscal year ended April 30, 2001, is due to the write-off of a Note Receivable, a net loss from operations and a decrease in the volume shortfall charge payable as a result of payments to TALK during the year. The cash provided by operating activities for the fiscal year ended April 30, 2000, is primarily attributable to net income from operating activities, a reversal of deferred revenue and offset by a decrease in volume shortfall charge payable and income taxes payable.

     Net cash used in investing activities was $1,130,998 for the fiscal year ended April 30, 2001, as compared to $41,920 of net cash provided by investing activities for the fiscal year ended April 30, 2000. For the fiscal year ended April 30, 2001, the cash used in investing activities is primarily due to the acquisition of HomeAccess and HAT. For the fiscal year ended April 30, 2000, the cash provided by investing activities was the result of the sale of a customer base and the receipt of a payment in terms of the sale agreement.

     The Company's gross accounts receivable decreased by $363,869 during the fiscal year ended April 30, 2001, to $287,914 from $651,783 during the prior period. Accounts receivable were approximately 4% of total assets at April 30, 2001, compared to 10% of total assets at April 30, 2000. The decrease in receivables is due to the decrease in sales for the fiscal year ended April 30, 2001. The Company's allowance for doubtful accounts decreased by approximately $204,000, to $55,000 for the fiscal year ended April 30, 2001, compared to $259,000 in the fiscal year ended April 30, 2000.

     The Company has experienced collection related issues with TALK, who performs all back office services including collections on behalf of the Company. The Company has addressed this matter with TALK as recent developments have indicated a potential collectability issue with an underlying service provider. Since June 2001 through September 19, 2001, the Company has not received payments due from TALK related to the underlying service provider. There can be no assurance as to the amount and timing of when such payments will be paid to the Company, if ever. (See Item 1. "Description of Business")

     At April 30, 2001, the Company believes the allowance for doubtful accounts is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectability of accounts receivable could have an adverse effect on the Company's liquidity and working capital position and could require the Company to continually increase its allowance for doubtful accounts. Bad debt expense accounted for approximately 4% of the Company's revenues for the fiscal year ended April 30, 2001, and 5% of the Company's revenues before deferred revenues for the fiscal year ended April 30, 2000.

     Total current liabilities decreased during the fiscal year ended April 30, 2001, by $246,754 to $1,388,256 from $1,635,010 as compared to the fiscal year ended April 30, 2000. The decrease was a result of repayment of significantly all of the volume shortfall charge payable during the fiscal year ended April 30, 2001.

     The Company has experienced a significant decrease in cash as a result of the software development and integration business that was acquired. On August 31, 2001, the Company had a cash balance of approximately $409,000. Unless the Company can generate revenue streams or secure additional cash immediately, management anticipates the Company will be unable to pay is obligations as they come due.

     EFFECTS OF INFLATION

     The Company does not believe that inflation has had a significant impact on its operations for the fiscal year ended April 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which amended by SFAS No. 138. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.

     In June 2001, the FASB approved the issuance of SFAS No. 141, "BUSINESS COMBINATIONS" and SFAS 142, "GOODWILL AND OTHER INTANGIBLE ASSETS" which were issued in July 2001. The new standards require that all business combinations initiated after June 30, 2001, must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

     The Company will continue to amortize goodwill under its current method until April 30, 2002. Thereafter, goodwill amortization will no longer be recognized. By October 31, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at May 1, 2002, the Company will record an impairment loss in the July 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

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

     Failure to Secure Revenues or Funding

     o The funds to be received under the Pilot Program Agreement are not adequate to fund the Company's cash needs, and the Company does not have any immediate prospects to increase its revenues or cash flow. As a result, it can be reasonably anticipated that, within the next 60 to 90 days, the Company may be unable to pay its debts and obligations in the ordinary course of business as they become due. Failure to secure additional revenues or cash investments in the Company in that short time frame, may likely result in an inability to operate as a going concern as well as the Company seeking protection under the bankruptcy laws.

     TELECOMMUNICATIONS:

     o All of our telecommunications products and services are provided by TALK. If TALK fails to provide such services, it could interrupt the Company's business, damage customer relations, and delay or permanently prevent the collection of receivables, which may have a material adverse affect on the Company's operations and financial condition. In addition, it is unlikely the Company would be able to secure an alternative provider of services, due to the difficulty of transitioning customers off the TALK network.

     o Our telecommunications operations are significantly affected by customer attrition rates. Customers are not obligated to purchase any minimum usage and may discontinue service without penalty at any time.

     o We are not currently marketing our telecommunications products and services. As such, we expect our telecommunications revenues to continue to decline.

     o We are subject to federal and state regulation. Failure to comply with applicable laws, regulations and licensing requirements could result in civil penalties, including substantial fines, and certificates of authority may be conditioned, modified, canceled, terminated or revoked, any of which could have a material adverse affect on our telecommunications operations.

     o OAN Services, Inc., ("OAN") one of TALK's collection service providers recently filled for bankruptcy protection. As a result, funds collected on TALK's behalf that would otherwise be due to the Company have been delayed. There can be no assurance as to the amount and timing of future payments to be received from OAN and or TALK.

     SOFTWARE DEVELOPMENT AND INTEGRATION:

     o Our future success is heavily dependent upon the success of HomeAccess. HomeAccess has a limited operating history making it difficult to evaluate our business. Any evaluation of our business and our prospects must be considered in light of our limited operating history and the risks and uncertainties often encountered by development stage companies.

     o HomeAccess is not generating any sales and in order to be successful, we must establish the acceptance of HomeAccess products and services in the marketplace. Some of the uncertainties we face while we continue to develop our products and establish our market presence include our ability to: sell our products and services; successfully integrate our technology with the products used by our customers; respond to changing technologies; and competitors' development of similar products and services. We may not be successful in accomplishing these objectives. Our ability to establish market awareness and demand for our products and services could adversely affect our ability to compete in this evolving market.

     o HomeAccess is a new line of business in which we have only limited experience and which involves all of the risks commonly associated with the establishment of new lines of business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays, frequently encountered in connection with the establishment of new lines of business. Any difficulties we encounter may divert our financial resources and the attention of management and adversely affect our business and operations.

     o Our products and services depend on the ability to develop and integrate software, both internally developed and licensed from third parties. If we are unable to develop and integrate our software with the products and software of our customers, or meet the performance requirements of our customers, our customer relationships may suffer. Any failure or poor performance of our software or the third party software with which it is integrated could result in: delayed market acceptance of our products and service; unexpected expenses and diversion of resources to identify the source of errors or to correct errors; damage to our reputation; and delayed or lost revenue.

     o We rely on a combination of trade secrets, confidentiality and non-compete agreements to protect our products and their certain features. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products and services or to obtain and use information that we regard as proprietary. Competitors may also independently develop technologies that are substantially equivalent or superior to ours. Our failure or inability to protect our intellectual property rights and proprietary information could enable others to build products comparable or superior to ours which they could sell to our potential and existing customers, which could adversely affect our business and operations.

     o We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that the agreements entered into for that purpose will be enforceable. Litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation for these purposes could be costly and could divert the attention of our management from day-to-day operations. A negative outcome intellectual property litigation could cost us our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties (which they may not be willing to grant) or prevent us from manufacturing or selling our products, all of which could have a material adverse affect on our ability to compete, results of operations and financial condition.

     o We may not be able to hire or retain sufficient engineering personnel to meet our development and customer demands. Also, because of intense competition for qualified technical personnel, we may not be able to recruit necessary technical personnel, which could impact the development or sales of our products.

     o Our success will also depend on our ability to attract and retain senior management, sales, marketing and other key personnel. Because of the intense competition for such personnel, it is possible that we will fail to retain our key technical and management personnel. If we are unable to retain our existing personnel, our growth may be limited due to our lack of capacity to develop and market our products. This could harm the market's perception of our business and our ability to achieve our business goals.

     o In April 2001, Jerry Conrad was appointed to the position of Chairman of the Board of Directors and Chief Executive Officer. We have entered into an employment agreement with Mr. Conrad, which terminates on April 30, 2006. The loss of the services of Mr. Conrad could adversely affect the expansion of our operations, which could have a material adverse affect on our growth, business and financial condition.

     o We rely on Third Parties to develop, manufacture and deliver Screen Phones and other Internet appliances. Should any of these Third Parties we are currently transacting with experience problems internally or fail to deliver products and supplies or fail to integrate their related firmware with our technology, or that of our customers, our operations could be materially adversely affected.

     o We must develop software that integrates various devices including utility meters, AMR devices, and Internet appliances. If we are unable to successfully integrate any of these components, our operations could be materially adversely affected.

     o We develop software for various devices. Such devices may become obsolete in the future, which could have a material adverse impact on our business and operations.

     GENERAL:

     o If we are unable, for technical, legal, financial, or other reasons, to respond in a timely manner to changing market conditions or customer demands, our business and operating results could be materially adversely affected.

     o We are dependent on the efficient and uninterrupted operation of our computer and communications hardware and software systems. Any system interruptions that result in the unavailability of our services or reduced performance would reduce the attractiveness our products and services, and could therefore materially adversely affect our business. Increases in the number of costumers and the volume of products and services we provide could require that we expand and upgrade our technology, systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our products and services, or expand and upgrade our systems and infrastructure to accommodate such increases. The failure to appropriately upgrade our systems and infrastructure could have a material adverse affect on our business.

     o We have limited cash flow and expect to continue to experience operating losses and negative cash flow from operations for the foreseeable future, which could adversely affect our ability to carry out our business plan and attain profitability.

     o Our ability to achieve profitability and positive cash flow from operations is uncertain. We currently are not generating any sales from our new line of business, have incurred substantial costs in developing our products and services and expect to continue to incur significant development costs in the future.

     o If we are unable to generate sufficient sales to support our operations, we will need to obtain financing to fund our operations. Obtaining outside financing will be difficult given our limited history and lack of sales. If we are unable to obtain additional financing, we cannot be certain that we will be able to maintain sufficient liquidity for the length of time required to achieve our operating goals.

     o Factors that could further increase our need for additional capital beyond that required to maintain current operations include: the failure of our operating cash flow to meet our working capital and capital expenditure needs and the growth of our Company beyond our current expectations.

     o If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations.

     o Sales of our Common Stock, including shares issued upon the exercise of outstanding options and warrants, in the public market could cause the market price of our stock to decline.

     o Our Common Stock is illiquid and is traded on the pink sheets. As such, using our stock to make acquisitions or raise additional capital could be difficult.

     o Options, warrants, convertible securities and other commitments to issue Common Stock may dilute the value of the Common Stock.

     o We intend to use all available funds for the operation and expansion of the Company. Accordingly, we have no plans to pay dividends for the foreseeable future, even is such funds were to become available.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company are filed as part of this Form 10-KSB are set forth on pages F-2 to F-22. The report of Grant Thornton LLP, independent certified public accountants, dated July 20, 2001, (except for Note B, which the date is August 31, 2001, and note M, which the date is August 29, 2001),

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a significant decrease in cash as a result of the software development and integration business that was acquired as described in Note C. On July 31, 2001, the Company had a cash balance of approximately $525,000. No sales have been generated and significant expenses have been incurred to develop and integrate the technology acquired. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     JERRY CONRAD, 52, was appointed Chairman of the Board, a Class II Director and Chief Executive Officer of the Company on April 13, 2001. Mr. Conrad has served as the Chairman of the Board and Chief Executive Officer of each of HA and HAT since their respective formations in 1999 and 2000. He was the founder and served as the Chairman of the Board and Chief Executive Officer of Predictive Data Systems, Inc., a marketing company for insurance coverage for landlords, from 1998 to January 2001. He is the founder and has served as the Chairman of the Board and Chief Executive Officer of Primary Knowledge, Inc., a software company specializing in artificial intelligence and quantitative analysis, since 1999. He served as Chairman of the Board of Quantitative Data Systems, Inc., a developer of processes and software for business applications in the financial services industry, from 1992 through 1998. He was the founder and served as the Chairman of the Board of First National Bank of Marin Credit Card Systems, a credit card processing center, from 1992 to 1996.

     On October 19, 2000, Quentra acquired from Barbara Conrad, the wife of Mr. Conrad, all of the outstanding shares of common stock of HA, and Mr. Conrad became a director and the Chief Technology Officer of Quentra. In the period from November 3, 2000 through December 6, 2000, Mr. Conrad also served as the interim Chief Executive Officer of Quentra. On December 15, 2000, Quentra filed a petition in bankruptcy. On April 13, 2001, the Company acquired from Quentra all of the outstanding shares of common stock of HA.

     GLENN S. KOACH, 45, became President and Chief Operating Officer of the Company on April 13, 2001. From October 13, 1999 to that date, he served as President and Chief Executive Officer of the Company. Mr. Koach was appointed Executive Vice President of the Company on August 1, 1999 and a Director on September 11, 1999. Mr. Koach is a certified public accountant and had been a principal of Riverside Capital Advisors, a private investment company based in South Florida, from 1988 to 1997. Mr. Koach had served as Chairman of the Board of Metro Airlines from 1994 to 1997, and is also President of Harvard Corporation, a private real estate investment company.

     JOHN L. TOMLINSON, 51, has been a Class I Director of the Company since November 1995. From October 13, 1999 to April 12, 2001, he served as Chairman of the Board of the Company. In May 1999, Mr. Tomlinson was appointed as a Vice President of the Company. Mr. Tomlinson is a Certified Public Accountant and has been in private practice since 1990. Mr. Tomlinson also serves as a director of Gateway American Bank of Florida.

     STANLEY A. GOTTLIEB, 70, has been a Class III Director of the Company since December 1997. Mr. Gottlieb is an attorney. Since 1966, and prior to his retirement in December 1997, he held various positions at The Hearst Corporation, most recently as Vice President-Taxes and Assistant Treasurer. He continues to act as senior tax consultant to The Hearst Corporation.

     EDWARD HARWOOD, 75, has been a Class II Director of the Company since September 1995. For the 19 years prior to his retirement in 1989, Mr. Harwood held various executive positions with Gould Electronics Corporation, a computer manufacturing company.

     JACK KANFER, 64, has been a Class III Director of the Company since December 21, 1999. Since 1987, Mr. Kanfer has been CEO and Director of Telecom Consulting Group and B&D Telecom Corp., both privately held telecommunication companies located in Pompano Beach, Florida. From 1976 to 1987, Mr. Kanfer was a consultant specializing in turnarounds, mergers and acquisitions. Prior to 1976, Mr. Kanfer was a Senior Vice President of SCA Services, a New York Stock Exchange listed company that was acquired by Waste Management.

     PETER J. WACHTELL, 37, has for more than the past five years acted as a principal in the founding and development of nine companies engaged in the business of originating receivables in narrowly focused niche markets. These companies include Peteco, Inc., United American Funding, Inc., Consummate Group Leasing, Onyx Ventures, LLC, Commercial Lending Corporation, CLC Leasing, Inc., Judgement Finance Corporation, American Direct Credit and Aviation Finance Group, Inc.

     SAM D. HITNER, 43 has, since September 11, 1999, been the Chief Financial Officer of the Company and its subsidiaries. Mr. Hitner had been the Controller of the Company since August 1995 and Secretary since October 1997.

     There are no family relationships between any of the directors and executive officers of the Company. Barbara Conrad, the holder of the right to vote approximately 74% of the outstanding shares of Common Stock of the Company, and Jerry Conrad, the Chairman of the Board and Chief Executive Officer of the Company, are spouses.

                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of any registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership of the Common Stock of the Company. Reporting persons are required by SEC regulation to furnish the Company with copies of all such reports that they file. At this time the Company believes that all of its directors and executive officers have filed all required reports.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, President and Chief Financial Officer during the fiscal years ended April 30, 2001, 2000 and 1999. No other executive officer of the Company currently or formerly serving as an executive officer received a total salary and bonus of $100,000 for the fiscal year ended April 30, 2001. Accordingly, no information is reported for such persons.

                                          SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                                                              LONG TERM COMPENSATION
                                                     ANNUAL COMPENSATION
                                                                                        -----------------------------------
                                                                                            AWARDS            PAYOUTS
                                           -------------------------------------------- ---------------- ------------------
                                                                           OTHER          SECURITIES
                                                                          ANNUAL          UNDERLYING         ALL OTHER
                                FISCAL        SALARY        BONUS       COMPENSATION         OPTIONS        COMPENSATION
 NAME AND PRINCIPAL POSITION    YEAR            ($)          ($)             ($)               (#)               ($)
---------------------------------------------------------------------------------------------------------------------------
Jerry Conrad (1)                 2001          $12,500            -        $   671 (2)      250,000 (3)                  -
 Chairman and Chief              2000                -            -                  -                -                  -
 Executive Officer               1999                -            -                  -                -                  -
---------------------------------------------------------------------------------------------------------------------------
Glenn S. Koach (4)               2001         $150,000            -        $12,278 (4)      250,000 (5)        $ 4,784 (6)
 President and Chief             2000         $103,952      $15,000        $ 4,112 (4)      500,000 (5)        $ 1,212 (6)
 Operating Officer               1999                -            -                  -                -                  -
---------------------------------------------------------------------------------------------------------------------------
Sam D. Hitner (7)                2001         $ 90,000      $ 5,000        $ 7,822 (7)                -        $ 2,815 (6)
 Chief Financial Officer and     2000         $ 85,000      $ 7,500        $ 3,320 (7)      25,000  (8)        $   687 (6)
 Secretary                       1999                -            -                  -                -                  -
---------------------------------------------------------------------------------------------------------------------------

(1) On April 13, 2001 Mr. Conrad was appointed Chairman of the Board and Chief Executive Officer of the Company.

(2) For Mr. Conrad, the fiscal 2001 amount includes life insurance coverage, medical and dental expense coverage.

(3) On April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

(4) Mr. Koach became President and Chief Operating Officer of the Company on April 13, 2001. From October 13, 1999 to that date, Mr. Koach served as President and Chief Executive Officer of the Company and its subsidiaries. For Mr. Koach, the fiscal year 2001 and 2000 amount includes auto expenses of $10,187 and medical expense coverage of $2,091 and auto expenses of $3,500 and medical expense coverage of $612, respectively.

(5) On April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011. On November 18, 1999, the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows: 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(6) In January 2000, the Company commenced its Simple IRA plan. The amount reported represents the Company's matching contribution for the fiscal year ended April 30, 2000.

(7) On September 11, 1999, Mr. Hitner was appointed Chief Financial Officer and Secretary of the Company. For Mr. Hitner, the fiscal year 2001 and 2000 amount includes medical expense coverage of $7,822 and $3,320, respectively.

(8) Mr. Hitner has been granted 25,000 stock options under the Company's 1996 Stock Option Plan to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows: 10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from $1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from $1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

EMPLOYMENT AGREEMENTS

     On April 13, 2001, the Company and Jerry Conrad entered into an employment agreement, which provides for the employment of Mr. Conrad as the Company's Chairman of the Board and Chief Executive Officer at an annual salary of $300,000 through April 30, 2006. The agreement is automatically renewed for a five year period, unless either party to the agreement gives written notice to the other not later than December 31, 2005. The agreement provides for the payment of annual bonuses in the discretion of the Board of Directors. The agreement provides that in the event of termination for cause, Mr. Conrad shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause or for good reason, Mr. Conrad will receive severance payments totaling two years of his then annual base salary. The agreement also includes a two year agreement not to compete commencing on the date of termination.

     Pursuant to the employment agreement described in the immediately preceding paragraph, on April 13, 2001, warrants to purchase 250,000 shares of Common Stock were issued to Mr. Conrad. The warrants are exercisable in installments, commencing one year from and after the date of issuance, at a purchase price of $1.25 per share.

     On April 13, 2001, the Company and Glenn S. Koach entered into an employment agreement, which provides for the employment of Mr. Koach as the Company's President and Chief Operating Officer at an annual salary of $240,000 through April 30, 2004. The agreement is automatically renewed for a three year period, unless either party to the agreement gives written notice to the other not later than December 31, 2003. The agreement provides for the payment of annual bonuses in the discretion of the Board of Directors. The agreement provides that in the event of termination for cause, Mr. Koach shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause or for good reason, Mr. Koach will receive severance payments totaling two years of his then annual base salary. The agreement also includes a two year agreement not to compete commencing on the date of termination.

     Pursuant to the employment agreement described in the immediately preceding paragraph, on April 13, 2001, warrants to purchase 250,000 shares of Common Stock were issued to Mr. Koach. The warrants are exercisable in installments, commencing one year from and after the date of issuance, at a purchase price of $1.25 per share.

     The new employment agreement between the Company and Mr. Koach replaces the employment agreement that had been in effect between the Company and Mr. Koach since November 1999. Pursuant to the old agreement, Mr. Koach had been employed as the Company's President and Chief Executive Officer with an annual base salary of $150,000 per year. The old agreement was automatically renewed for one-year periods, unless either party to the agreement gives written notice to the other party not less than ninety days prior to the expiration of such period. The old agreement provided for a bonus based on the Company's performance, profitability, positive cash flow and other factors as were determined by the Option and Compensation Committee of the Board of Directors. Mr. Koach was granted the stock options described under Item 11. "Security Ownership of Certain Beneficial Owners and Management." The old agreement provided that in the event of termination for cause, Mr. Koach would not have been entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause, Mr. Koach would have received a severance payment equal to three months of his then annual base salary. The old agreement also included a three-month agreement not to compete commencing on the date of termination.

     In February 2000, the Company and Mr. Hitner entered into a one year employment agreement providing for his employment as the Company's Chief Financial Officer with an annual base salary of $85,000 per year. The agreement shall be automatically renewed for one year periods, unless either party to the agreement gives written notice to the other party not less than ninety days prior to the expiration of such period. The agreement provides for a bonus based on the Company's performance, profitability, positive cash flow and other factors as may be determined by the President of the Company. Mr. Hitner shall also be entitled to stock options in accordance with the Company's 1996 Stock Option. The agreement provides that in the event of termination for cause, Mr. Hitner shall not be entitled to receive any further installments of base salary or other compensation, including severance payments. In the event of termination without cause, Mr. Hitner will receive a severance payment equal to six months of his then annual base salary and all benefits. The agreement also includes a six-month agreement not to compete commencing on the date of termination.

     In December 2000, the Company and Mr. Hitner entered into an amendment to his employment agreement. Pursuant to the amendment, if a "change in control" of the Company occurs, then, upon termination of his employment without cause, Mr. Hitner will receive a severance payment equal to twelve months of his then annual base salary and all benefits. As a result of the transactions described above, a "change in control" of the Company has occurred under the amendment to Mr. Hitner's employment agreement. See Item 1. "Description of Business" for more detailed discussion.

     The following table provides certain information regarding the stock options granted during the fiscal year ended April 30, 2001 to certain of the Company's executive officers and former executive officers named in the Summary Compensation Table.

                       OPTION GRANTS FOR THE FISCAL YEAR ENDED APRIL 30, 2001
---------------------------------------------------------------------------------------------------------------
                                          NUMBER OF
                                          SECURITIES          % OF TOTAL
                                          UNDERLYING        OPTIONS GRANTED      EXERCISE OF
                                           OPTIONS            TO EMPLOYEES       BASE PRICE         EXPIRATION
      NAME                                 GRANTED (#) (1)   IN FISCAL YEAR       $/SHARE              DATE
---------------------------------------------------------------------------------------------------------------
Jerry Conrad
Chairman and Chief Executive Officer         250,000 (1)          50%                 -             04/30/2011
---------------------------------------------------------------------------------------------------------------
Glenn S. Koach
President and Chief Operating Officer        250,000 (1)          50%                 -             04/30/2011
---------------------------------------------------------------------------------------------------------------
Sam D. Hitner
Chief Financial Officer                        -                   -                  -                   -
---------------------------------------------------------------------------------------------------------------

(1) On April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

      The following table sets forth certain information for the executive officers and former executive officers named in the Summary Compensation Table with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended April 30, 2001 and the number and value of securities underlying unexercised options held by these former executive officers as of April 30, 2001.

                            AGGREGATED OPTION EXERCISES IN THE YEAR ENDED
                          APRIL 30, 2001 AND FISCAL YEAR-END OPTION VALUES
------------------------------------------------------------------------------------------------------------------------------
                                            SHARES                          NUMBER OF
                                           ACQUIRED                   SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                                              ON                        UNEXERCISED OPTION           IN-THE-MONEY OPTIONS
                                           EXERCISE      VALUE        HELD AT APRIL 30, 2001           AT APRIL 30, 2001
                  NAME                        (#)       REALIZED    EXERCISABLE/UNEXERCISABLE     EXERCISEABLE/UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------------------
Jerry Conrad
 Chairman and Chief Executive Officer          -           -              250,000/0 (1)                      $/$0
------------------------------------------------------------------------------------------------------------------------------
Glenn S. Koach
 President and Chief Operating Officer         -           -              750,000/0 (2)                      $0/$0
------------------------------------------------------------------------------------------------------------------------------
Sam D. Hitner
 Chief Financial Officer and Secretary         -           -               25,000/0 (3)                      $0/$0
------------------------------------------------------------------------------------------------------------------------------

(1) On April 13, 2001 the Company's Board of Directors granted to Mr. Conrad warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

(2) On April 13, 2001 the Company's Board of Directors granted to Mr. Koach warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011. On November 18, 1999, the Company's Board of Directors granted to Mr. Koach 500,000 options to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows:
100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(3) Mr. Hitner has been granted 25,000 stock options under the Company's 1996 Stock Option Plan to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows: 10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from $1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from $1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information, known to the Company with respect to the beneficial ownership of its Common Stock as of the Record Date for (i) each person who is known to the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers and (iv) all directors and executive officers as a group.

------------------------------------------------------------------------------------------------------
                                                                 NUMBER OF
                                                                  SHARES                  PERCENTAGE
                        NAME AND ADDRESS                        BENEFICIALLY           OF TOTAL VOTING
                     OF BENEFICIAL OWNER (1)                       OWNED                  SHARES (2)
------------------------------------------------------------------------------------------------------
Barbara Conrad                                              10,000,000 (3), (4)            68.3%
Jerry Conrad, Chairman of the Board and Chief
     Executive Officer                                         250,000 (3), (5)             2.0%
Glenn S. Koach, Director, President and
     Chief Operation Officer                                   790,966 (6), (7)             5.4%
John L. Tomlinson, Director and Vice President                  64,066 (8)                  0.4%
Edward Harwood, Director                                       124,668 (8)                  0.9%
Stanley A. Gottlieb, Director                                   57,000 (8)                  0.4%
Jack Kanfer, Director                                           64,000 (8)                  0.4%
Peter J. Wachtell, Director (9)                                 75,000 (10)                 0.4%
Sam D. Hitner, Chief Financial Officer
     and Secretary (11)                                         29,000 (12)                 0.2%
All directors and executive officers as a group
     (8 persons)                                             1,454,700 (13)                10.0%
------------------------------------------------------------------------------------------------------

(1) The address for each of the persons listed in the table above is c/o Group Long Distance, Inc., 400 East Atlantic Boulevard, Pompano Beach, Florida 33060.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying the options held by such person that are exercisable within 60 days of the date hereof, but excludes shares of Common Stock underlying options held by any other person.

(3) Barbara Conrad and Jerry Conrad are spouses. Jerry Conrad disclaims beneficial ownership of the shares of Common Stock legally and beneficially owned by Barbara Conrad.

(4) Barbara Conrad holds legal title to and voting power with respect to the shares of Common Stock listed in the table above.

(5) Mr. Conrad was appointed Chairman of the Board and Chief Executive Officer of the Company on April 13, 2001. On April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows:
83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

(6) Mr. Koach became President and Chief Operating Officer of the Company on April 13, 2001. Prior to that time, he served as President and Chief Executive Officer of the Company.

(7) On April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of Common Stock, at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011. On November 18, 1999 the Company's Board of Directors granted 500,000 options to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows: 100,000 options may be exercised at a price of $.20 per share, 100,000 options may be exercised at a price of $.40 per share, 100,000 options may be exercised at a price of $.60 per share, 100,000 options may be exercised at a price of $.80 per share and 100,000 options may be exercised at a price of $1.00 per share. All options expire on November 18, 2004.

(8) Includes options exercisable one year after grant date of July 6, 2001 to purchase 25,000 shares of Common Stock at an exercise price of $1.25 per share, expiring on July 6, 2006, and options exercisable one year after grant date of November 18, 1999 to purchase 20,000 shares of Common Stock at an exercise price of $.20 per share and 5,000 shares of Common Stock at an exercise price of $.40 per share, all expiring on November 18, 2004.

(9) Mr. Wachtell became a director of the Company on April 13, 2001.

(10) Includes 50,000 shares of Common Stock legally and beneficially owned by Mr. Wachtell. Does not include 1,560,000 shares of Common Stock in which Mr. Wachtell holds an interest, all of which shares are legally owned by Barbara Conrad.

(11) Mr. Hitner became Chief Financial Officer on September 11, 1999.

(12) Includes 25,000 currently exercisable options to purchase shares of the Company's Common Stock. The exercise prices of such options are as follows:
10,000 options may be exercised at a price of $.20 per share (that were repriced on December 22, 1999, from $1.375 per share), 8,750 options may be exercised at a price of $.40 per share (that were repriced on December 22, 1999, from $1.375 per share) and 6,250 options may be exercised at a price of $0.50 per share. All options expire on December 22, 2004.

(13) Includes an aggregate of currently exercisable options to purchase 625,000 shares of Common Stock and 500,000 warrants to purchase shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On April 13, 2001, the Company and Barbara Conrad entered into an Exchange Agreement and a Second Exchange Agreement. Pursuant to the Exchange Agreement, among other things, the Company acquired 80% of the outstanding shares of common stock of HAT in exchange for 7,800,000 shares of Common Stock. On July 20, 2001, pursuant to the Second Exchange Agreement, the Company acquired the remaining 20% of the outstanding shares of common stock of HAT in exchange for 2,200,000 shares of Common Stock. Barbara Conrad and Jerry Conrad, the Chairman of the Board and Chief Executive Officer of the Company, are spouses

     On April 20, 2001, the Company entered into a lease agreement for approximately 8,500 square feet of office space with Roswell Property LLC. The terms of the lease are month-to-month at a monthly lease rate of $17,784.90. Stacie Gaut, the daughter of Jerry and Barbara Conrad, is a partial owner of Roswell Property LLC. The Company believes that the terms of the lease agreement are substantially similar to those that could be secured from an unaffiliated third party for comparable office space in the Irvine, California area.

     For the year ended April 30, 2001 and 2000, John L. Tomlinson, a director of the Company performed taxation services for the Company. John L. Tomlinson CPA, PA was paid for these services approximately $18,000 and $17,000 for the fiscal years ending April 30, 2001 and 2000, respectively. In May 1999, Mr. Tomlinson was appointed a Vice President of the Company.

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

3.3      Articles of Amendment creating Series A Preferred Stock

3.4 Amendment to Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock of Group Long Distance, Inc., to 20,000,000 shares of no par value Preferred Stock and 100,000,000 shares of no par value Common Stock.

10.31 Letter of Intent between COYOTE and the Company dated March 28, 2000. (Filed as an Exhibit to Form 8-K on March 31, 2000 and incorporated herein by reference.)

10.32 Agreement and Plan of Merger between Coyote and the Company dated May 1, 2000. (Filed as an Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

10.33 Asset Purchase Agreement between INET Interactive Network Systems, Inc., and the Company dated April 30, 2000. (Filed as an Exhibit to Form 8-K on April 30, 2000 and incorporated herein by reference.)

10.31 First Amendment to Agreement and Plan of Merger between Coyote and the Company dated July 31, 2000. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2000 and incorporated herein by reference.)

10.32 Letter of Intent between the Company and Quentra Networks, Inc. to acquire HomeAccess Microweb, Inc. (Filed as an Exhibit to Form 8-K on February 1, 2001 and incorporated herein by reference.)

10.33 Stock Purchase Agreement between the Company and Quentra Networks, Inc to acquire HomeAccess Microweb, Inc. (Filed as an Exhibit to Form 10-QSB for the nine months ended January 31, 2001 and incorporated herein by reference.)

10.34 Order Granting Debtor's Motion For Authorization to Enter into Stock Purchase Agreement, Subject to Overbid, Establishing Sale Procedures and Setting Dates and Deadlines. (Filed as an Exhibit to Form 10-QSB for the nine months ended January 31, 2001 and incorporated herein by reference.)

10.35 Order Pursuant to Section 363 of the Bankruptcy Code Authorizing and Approving Stock Purchase Agreement with GLDI and Transactions Contemplated There under. (Filed as an Exhibit to Form 10-QSB for the nine months ended January 31, 2001 and incorporated herein by reference.)

10.36 Ex Parte Application for Order Clarifying Interlineation and Approving Stock Purchase Agreement with GLDI; Order Thereon. (Filed as an Exhibit to Form 10-QSB for the nine months ended January 31, 2001 and incorporated herein by reference.)

10.37 Registration Rights Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Quentra Networks, Inc. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.38 Exchange Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.39 Second Exchange Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.40 Registration Rights Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.41 Employment Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Jerry Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.42 Employment Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Glenn S. Koach. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.43 Warrant to Purchase 250,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Jerry Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.44 Warrant to Purchase 250,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Glenn S. Koach. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.45 Warrant to Purchase 200,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Quentra Networks, Inc. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.46 Group Long Distance, Inc., 2001 Employee Stock Option Plan dated June 13, 2001.

10.47 Lease agreement between Roswell Property LLC and HomeAccess MicroWeb, Inc., dated April 20, 2001.

10.48 Pilot Program Agreement between Portland General Electric Company and Group Long Distance, Inc., dated August 29, 2001.

10.49 Proposed Interim Agreement between Portland General Electric Company and Group Long Distance, Inc., dated August 29, 2001.

(b) Reports on Form 8-K

     On February 1, 2001 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the Quentra Letter of Intent to acquire all of the issued and outstanding securities of HomeAccess MicroWeb, Inc., a subsidiary of Quentra, for a purchase price of $4,100,000.

     On April 27, 2001 the Company filed a Form 8-K with the Securities Exchange Commission in connection with the completion of its previously announced acquisition of all of the outstanding securities of HomeAccess MicroWeb, Inc. In addition, the Company announced the acquisition from Barbara Conrad of 80% of the outstanding shares of common stock of HA Technology, Inc., in exchange for 7,800,000 shares of Common Stock of the Company.

     On September 7, 2001, the Company filed a Form 8-K/A with the Securities Exchange Commission in connection with its previously announced acquisitions of HomeAccess MicroWeb, Inc., HA Technology, Inc.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 28, 2001                    GROUP LONG DISTANCE, INC.
                                      (Registrant)

                                      By:          /s/ JERRY CONRAD
                                          -------------------------------------
                                                     Jerry Conrad,
                                               PRINCIPAL EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

September 28, 2001       By:                   /s/ JERRY CONRAD
                             ---------------------------------------------------
                                                 Jerry Conrad,
                               CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                                         (PRINCIPAL EXECUTIVE OFFICER)

September 28, 2001       By:                   /s/ GLENN S. KOACH
                             ---------------------------------------------------
                                                Glenn S. Koach,
                                DIRECTOR, PRESIDENT AND CHIEF OPERATING OFFICER


September 28, 2001       By:                 /s/ JOHN L. TOMLINSON
                             ---------------------------------------------------
                                              John L. Tomlinson,
                                          VICE PRESIDENT AND DIRECTOR

September 28, 2001       By:                /s/ STANLEY A. GOTTLIEB
                             ---------------------------------------------------
                                             Stanley A. Gottlieb,
                                                   DIRECTOR

September 28, 2001       By:                    /s/ JACK KANFER
                             ---------------------------------------------------
                                                 Jack Kanfer,
                                                   DIRECTOR

September 28, 2001       By:                 /s/ PETER J. WACHTELL
                             ---------------------------------------------------
                                              Peter J. Wachtell,
                                                   DIRECTOR

September 28, 2001       By:                  /s/ EDWARD HARWOOD
                             ---------------------------------------------------
                                                Edward Harwood,
                                                   DIRECTOR

September 28, 2001       By:                   /s/ SAM D. HITNER
                             ---------------------------------------------------
                                                Sam D. Hitner,
                                            CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                         FINANCIAL STATEMENTS AND REPORT
                            OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                            GROUP LONG DISTANCE, INC.
                                AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Group Long Distance, Inc.

We have audited the accompanying consolidated balance sheets of Group Long Distance, Inc. and Subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Group Long Distance, Inc. as of April 30, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has experienced a significant decrease in cash as a result of the software development and integration business that was acquired as described in Note C. On August 31, 2001, the Company had a cash balance of approximately $409,000. No sales have been generated and significant expenses have been incurred to develop and integrate the technology acquired. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Fort Lauderdale, Florida
July 20, 2001, (except for Note B as to
  which the date is August 31, 2001 and Note
  M as to which the date is August 29, 2001)

                        GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                                         APRIL 30,


                                          ASSETS
                                                                  2001            2000
                                                             -------------   -------------
Current assets
   Cash                                                      $  1,118,210    $  2,240,267
   Accounts receivable less allowance for
     doubtful accounts of $55,000 and
     $259,000 at April 30, 2001 and
     2000, respectively                                           232,914         392,783
   Income tax receivable                                          295,942               -
   Prepaid expenses and other current assets                       83,743          36,000
   Deferred tax asset - current                                         -          97,448
                                                             -------------   -------------

         Total current assets                                   1,730,809       2,766,498
                                                             -------------   -------------

Property and equipment, net                                       281,329           5,879
Intangible assets                                               6,499,927               -
Note receivable                                                         -         950,000
Deferred tax asset                                                      -         213,312
                                                             -------------   -------------

         Total assets                                        $  8,512,065    $  3,935,689
                                                             =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                          $    863,775    $    595,334
   Volume shortfall charge payable, net                            30,556         397,222
   Income taxes payable                                                 -         539,824
   Accrued expenses and other liabilities                         493,925         102,630
                                                             -------------   -------------

         Total current liabilities                              1,388,256       1,635,010
                                                             -------------   -------------

Stockholders' equity
Series A preferred stock, no par value,
  liquidation value of $4,000,000, 200,000
  shares authorized; 200,000 and -0- shares
  issued and outstanding as of April 30, 2001
  and 2000, respectively                                                -               -
Common stock, no par value, 12,000,000 shares
  authorized; 11,300,402 and 3,500,402 shares
  issued and outstanding as of April 30, 2001
  and 2000, respectively                                                -               -
Additional paid-in capital                                     11,303,988       5,913,988
Accumulated deficit                                            (4,180,179)     (3,613,309)
                                                             -------------   -------------

         Total stockholders' equity                             7,123,809       2,300,679
                                                             -------------   -------------

         Total liabilities and stockholders' equity          $  8,512,065    $  3,935,689
                                                             =============   =============

The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE YEARS ENDED APRIL 30,


                                                        2001             2000
                                                    ------------    ------------

Sales                                               $ 4,101,128     $13,736,337
Cost of sales                                         2,242,391       5,230,837
                                                    ------------    ------------

         Gross profit                                 1,858,737       8,505,500

Selling, general and administrative expenses          1,570,195       1,961,578
Depreciation and amortization                            66,287          15,368
                                                    ------------    ------------

               Income from operations                   222,255       6,528,554

Gain on sale of customer base                                 -       1,000,000
Write-off of note receivable                           (950,000)              -
Interest income, net                                    196,635           3,825
Other income                                             50,000               -
                                                    ------------    ------------

         (Loss) income before income taxes             (481,110)      7,532,379

Income tax                                               85,760         867,511
                                                    ------------    ------------

         Net (loss) income                          $  (566,870)    $ 6,664,868
                                                    ============    ============

Net (loss) income per common share - basic          $      (.15)    $      1.90
                                                    ============    ============

Net (loss) income per common share - diluted        $      (.15)    $      1.87
                                                    ============    ============




The accompanying notes are an integral part of these statements.


                                            GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                            FOR THE YEARS ENDED APRIL 30, 2001 AND 2000


                                                                                                                           Total
                               Shares of                     Shares of                     Additional                  Stockholders'
                                Common         Common        Preferred      Preferred       Paid-in      Accumulated      Equity
                                 Stock          Stock          Stock          Stock         Capital        Deficit       (Deficit)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, April 30, 1999         3,500,402   $          -   $          -   $          -   $  5,913,988   $(10,278,177)  $ (4,364,189)

Net income                              -              -              -              -              -      6,664,868      6,664,868
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, April 30, 2000         3,500,402              -              -              -      5,913,988     (3,613,309)     2,300,679

Issuance of preferred stock
  for 100% of Home Access
  Microweb, Inc.                        -              -        200,000              -      1,100,000              -      1,100,000

Issuance of common stock for
  80% of HA Technology, Inc.    7,800,000              -              -              -      4,290,000              -      4,290,000

Net loss                                -              -              -              -              -       (566,870)      (566,870)
                             -------------  -------------  -------------  -------------  -------------  -------------  -------------

Balance, April 30, 2001        11,300,402   $          -        200,000   $          -   $ 11,303,988   $ (4,180,179)  $  7,123,809
                             =============  =============  =============  =============  =============  =============  =============


The accompanying notes are an integral part of this statement.


                             GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    FOR THE YEARS ENDED APRIL 30,

                                                                                   2001          2000
                                                                              ------------   ------------
Cash flows from operating activities
     Net (loss) income                                                        $  (566,870)   $ 6,664,868
     Adjustments to reconcile net (loss) income to net cash provided by operating activities
         Depreciation and amortization                                             66,287         15,368
         Provision for bad debts                                                  148,045        129,038
         Gain on sale of customer base                                                  -     (1,000,000)
         Write-off of note receivable                                             950,000              -
         Changes in assets and liabilities, net of effects of purchased subsidiary
              Decrease in accounts receivable                                      11,824        769,641
              Increase in income tax receivable                                  (295,942)             -
              Increase in prepaid expenses and other current assets               (16,128)       (29,845)
              Decrease (increase) in deferred tax asset                           310,760       (310,760)
              Decrease in volume shortfall charge payable                        (366,666)       (10,516)
              Increase in accounts payable                                        107,218        119,250
              Increase (decrease) in accrued expenses and other liabilities       200,237       (409,323)
              Decrease in deferred billing revenue                                      -     (3,012,244)
              Decrease in income taxes payable                                   (539,824)    (1,230,076)
                                                                              ------------   ------------
                  Net cash provided by operating activities                         8,941      1,695,401
                                                                              ------------   ------------

Cash flows from investing activities
     Acquisition of HomeAccess and HAT, net of cash acquired                   (1,104,938)             -
     Acquisitions of property and equipment                                       (26,060)        (8,080)
     Receipt on sale of customer base                                                   -         50,000
                                                                              ------------   ------------
                  Net cash (used in) provided by investing activities          (1,130,998)        41,920
                                                                              ------------   ------------

Net (decrease) increase in cash                                                (1,122,057)     1,737,321

Cash at beginning of year                                                       2,240,267        502,946
                                                                              ------------   ------------

Cash at end of year                                                           $ 1,118,210    $ 2,240,267
                                                                              ============   ============

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Taxes                                                                $   610,766    $ 2,477,288
         Interest                                                             $         -    $    54,236

Non-cash activity:
     Purchased all of the outstanding securities of HomeAccess MicroWeb, Inc. ("HomeAccess") in exchange for $100,000 in cash, conversion of $625,000 in loans previously issued to HomeAccess prior to the purchase, and 200,000 shares of Series A Preferred Stock.

     Company acquired 80% of the outstanding shares of common stock of HA Technology, Inc. ("HAT") from the spouse of the Company's Chairman of the Board of Directors, in exchange for 7.8 million shares of the Company's common stock.

The accompanying notes are an integral part of this statement.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations
     --------------------

     The Company is currently a non-facility based reseller of long distance telecommunication services. The Company utilizes service contracts to provide its customers with products and services which include basic "1 plus" and "800" long distance services through its long distance telecommunications carrier TALK America Holdings, Inc. (herein referred to as TALK) (formerly TALK.com). The Company, through the acquisitions of HomeAccess MicroWeb, Inc. and HA Technology, Inc. (Note B), has entered a new business as a software development and integration services provider for various information and e-commerce products and services.

     Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. All intercompany balances have been eliminated in consolidation.

     Cash and Cash Equivalents
     -------------------------

     The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents.

     Property and Equipment
     ----------------------

     Additions and major renewals to property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method over an estimated useful life of three to five years for office equipment, furniture and fixtures and leasehold improvements. Total accumulated depreciation was $134,146 and $129,246 at April 30, 2001 and 2000, respectively.

     Employee Benefit Plan
     ---------------------

     Effective January 1, 2000, the Company adopted the simple IRA plan. The Company made matching contributions of $8,831 and $2,192, equal to a limit of 3% of the participant's salary for the years ended April 30, 2001 and 2000, respectively.
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Intangible Assets
     -----------------

     Intangible assets are being amortized on a straight-line basis to earnings over five years to reflect the Company's expectation of future benefit. As of April 30, 2001, accumulated amortization is $61,387.

     The carrying value of goodwill is reviewed annually for recoverability based on the market value of the businesses acquired. Should the review indicate that goodwill is not recoverable, the Company's carrying value of the goodwill would be reduced by the estimated shortfall of the cash flows. In addition, the company assesses long-lived assets for impairment under Financial Accounting Standards Board's Statement of Financial Accounting Standards 121, ACCOUNTING FOR LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. No reduction of intangible assets for impairment was necessary in 2001.

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

     (Loss) Earnings Per Share
     -------------------------

     Basic earnings (loss) per common share are based on the weighted average number of common shares outstanding. Diluted earnings per common share are based on the assumption that all dilutive potential common shares and dilutive stock options were converted at the beginning of the year. The total number of such weighted average shares was 3,863,690 and 3,500,402 for the years ended April 30, 2001 and 2000, respectively. Stock options and warrants are considered common stock equivalents unless their inclusion would be antidilutive.
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     (Loss) Earnings Per Share - Continued
     -------------------------------------

     The following table illustrates the reconciliation of the (loss) income and weighted average number of shares of the basic and diluted earnings per share computations:

                             Year Ended April 30, 2001                Year Ended April 30, 2000
                    ----------------------------------------  ----------------------------------------
                                    Weighted                                 Weighted
                                     Average      Per Share                   Average      Per Share
                      Net Loss       Shares         Amount     Net Income      Shares        Amount
                    ------------  ------------  ------------  ------------  ------------  ------------
     Basic EPS      $  (566,870)    3,863,690   $      (.15)  $ 6,664,868     3,500,402   $      1.90

     Diluted EPS    $  (566,870)    3,863,690   $      (.15)  $ 6,664,868     3,559,911   $      1.87

     Due to the net loss for the year ended April 30, 2001, stock options and warrants of 1,330,000 were not included in common stock equivalents because their inclusion would be antidilutive. The preferred shares are also not included in the year ended April 30, 2001, as their inclusion would be antidilutive.

     For the year ended April 30, 2000, included in diluted shares are common stock equivalents relating to options of 59,509. Options to purchase 438,250 shares of common stock at prices ranging from $0.40 to $1.00, which were outstanding at April 30, 2000 were not included in the computation of diluted EPS because the options' exercise prices were greater than the annual average market price of the common shares. The options for the year ended April 30, 2000 were granted in 1999 and are exercisable primarily over the next five years.

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

     Fair Value of Financial Instruments
     -----------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of estimated fair values of financial instruments. These estimated fair values are to be disclosed whether or not they are recognized in the balance sheet, provided it is practical to estimate such values. The Company estimates that the fair value of its financial instruments approximates the carrying value of its financial instruments at April 30, 2001 and 2000.
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Revenue Recognition
     -------------------

     Revenue from telecommunication services are recognized when the services are provided to the customer. The Company records an allowance for doubtful accounts for an estimate of the accounts receivable determined by the Company to be uncollectable.

     Recently Issued Pronouncements
     ------------------------------

         Accounting for Derivative Instruments
         -------------------------------------

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" which was amended by FASB No. 138. SFAS No. 133 establishes standards for accounting and reporting for derivative instruments, and conforms the requirements for treatment of different types of hedging activities. These statements are effective for all fiscal years beginning after June 15, 2000. Management does not expect these standards to have a significant impact on the Company's operations.

         Accounting for Business Combinations, Intangible Assets and Goodwill
         --------------------------------------------------------------------

         In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was issued in July 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill . Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Accounting for Business Combinations, Intangible Assets and Goodwill
         --------------------------------------------------------------------
         - Continued

         The Company will continue to amortize goodwill under its current method until April 30, 2002. Thereafter, goodwill amortization will no longer be recognized. By October 31, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at May 1, 2002, the Company will record an impairment loss in the July 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

NOTE B - GOING CONCERN

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a significant decrease in cash as a result of the software development and integration business that was acquired as described in Note C. On August 31, 2001, the Company had a cash balance of approximately $409,000. No sales have been generated and significant expenses have been incurred to develop and integrate the technology acquired. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon future profitable operations of the Company, which in turn is dependent upon the Company's ability to successfully develop and integrate the technology acquired in the acquisitions of HomeAccess MicroWeb, Inc. and HA Technology, Inc., generate sales of products and services in the future, and secure financing or additional capital. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     In response to the matters described in the preceding paragraphs, management plans to enter into a development cost sharing agreement with a strategic partner, identify and enter into agreements with property management companies to generate revenue, and raise additional capital by issuing securities. Management believes these plans will contribute towards improving the liquidity position of the Company. However, there can be no assurance that the Company's plans will be successful in meeting the Company's short term liquidity needs. The funds to be received under the Pilot Program (Note M) are not adequate to fund the Company's cash needs, and the Company does not have any immediate prospects to increase
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE B - GOING CONCERN - continued

     its revenues or cash flow. As a result, it can be reasonably anticipated that, within the next 60 to 90 days, the Company may be unable to pay its debts and obligations in the ordinary course of business as they become due. Failure to secure additional revenues or cash investments in the Company in that short time frame, may likely result in an inability to operate as a going concern as well as the Company seeking protection under the bankruptcy laws.

NOTE C - ACQUISITIONS

     On April 13, 2001, the Company purchased all of the outstanding securities of HomeAccess MicroWeb, Inc. ("HomeAccess"), a subsidiary of Quentra Networks, Inc. ("Quentra"). HomeAccess is a developmental stage enterprise. In exchange for the securities of HomeAccess the Company paid $100,000 in cash, converted $625,000 in loans previously issued to HomeAccess prior to the purchase, and issued 200,000 shares of Series A Preferred Stock. The Series A Preferred Stock has a liquidation preference of $20 per share, does not pay dividends or have any voting rights, and can be converted into shares of the Company's common stock on the basis of one share of Series A Preferred Stock for ten shares of common stock. The Company also issued warrants to Quentra as described in Note G.

     Also, on April 13, 2001, the Company acquired 80% of the outstanding shares of common stock of HA Technology, Inc. ("HAT") from the spouse of the Company's Chief Executive Officer and Chairman of the Board of Directors, in exchange for 7.8 million shares of the Company's common stock. HAT is a developmental stage enterprise. Simultaneously with the acquisition, the Company entered into an agreement to acquire the remaining 20% of the outstanding shares of HAT common stock in exchange for an additional 2.2 million shares of the Company's common stock. The acquisition of the remaining shares of HAT common stock was subject to certain conditions, including an increase in the number of authorized shares of the Company's common stock. During July 2001, all of the conditions were satisfied and the Company purchased the remaining 20% of HAT common stock based on the terms discussed above.

     In October 2000, HAT sold 333,333 Series A convertible preferred stock purchase warrants to DQE Enterprises ("DQE") in exchange for $250,000. The warrants are exercisable at $24 per share, subject to certain adjustments. The conversion rate of the warrants is adjustable so that, upon exercise of all of the warrants, DQE will own 40% of the common stock equivalents of the HAT. The warrants expire October 19, 2003.
                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE C - ACQUISITIONS - Continued

     The acquisitions of HomeAccess and HAT have been accounted for under the purchase method and, accordingly the results of HomeAccess and HAT have been included in the consolidated operating results since the date of acquisition. The acquisition HomeAccess and HAT resulted in the recognition of $6,561,314 of intangible assets.

     The following unaudited pro forma condensed combined financial information of Group Long Distance, Inc., HomeAccess MicroWeb, Inc. and HA Technology, Inc. demonstrates the results of operations had the merger and acquisitions related transactions been completed at the beginning of the fiscal years presented.

                                                      (Unaudited)
                                          -----------------------------------
                                             Fiscal Year        Fiscal Year
                                                2001               2000
                                          ----------------   ----------------

Revenue                                   $     4,192,524    $    14,627,000
                                          ================   ================

Net (loss) income                         $    (4,010,704)   $     5,233,727
                                          ================   ================

(Loss)/income per common
  share:
    Basic                                 $          (.35)   $           ..46
                                          ================   ================
    Diluted                               $          (.35)   $           ..39
                                          ================   ================

NOTE D - CONCENTRATIONS OF RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist of accounts receivable, which are due from small, and medium size businesses.

     The Company's revenues are derived from calls routed through TALK network switching equipment utilizing AT&T transmission facilities. The use of the equipment and transmission facilities are afforded through the Partition Agreement the Company has with TALK. TALK may suspend services or terminate the agreement upon the occurrence of any event of default by the Company. Such revenues represented 100% of total revenues in fiscal 2001 and 2000.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE E - INCOME TAXES

     The provision for income taxes (benefit) consists of the following at April 30,:

                                                    2001              2000
                                              ---------------    ---------------
           Current
                Federal                       $     (225,000)    $    1,001,750
                State                                      -            176,521

           Deferred
                Federal                              299,479           (280,783)
                State                                 11,281            (29,977)
                                              ---------------    ---------------

                                              $       85,760     $      867,511
                                              ===============    ===============

     The expense for income taxes differs from the amount of income tax determined by applying the applicable statutory federal income tax rates to pretax income as a result of the following differences at April 30, 2001 and 2000:

                                                    2001               2000
                                              ---------------    ---------------

           Expense (benefit) for income
              taxes, at 34%                   $     (163,600)    $    2,561,000
           Increase (decrease) in tax
              resulting from:
                Change in valuation allowance,
                  net of acquisitions                252,000         (1,791,900)
                Nondeductible items                    2,300             43,052
                Goodwill amortization                 20,900                  -
                State taxes, net of federal
                  tax benefit                              -             96,734
                Other                                (25,840)           (41,375)
                                              ---------------    ---------------

                                              $       85,760     $      867,511
                                              ===============    ===============

     Deferred tax assets are comprised of the following at April 30, 2001 and 2000.

                                                     2001               2000
                                              ---------------    ---------------

          Allowance for doubtful accounts     $       20,700     $       97,448
          Customer acquisition costs                 194,700            213,312
          Federal net operating loss                 446,400             28,800
          State net operating loss                    36,400                  -
                                              ---------------    ---------------
              Deferred tax assets                    698,200            339,560
          Less valuation allowance                   698,200             28,800
                                              ---------------    ---------------

                                              $            -     $      310,760
                                              ===============    ===============

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE E - INCOME TAXES - Continued

     The valuation allowance increased $669,400 in 2001. The change in valuation allowance in 2001 primarily relates to tax assets associated with acquisitions made during the period. The Company significantly increased the valuation allowance in the fourth quarter of fiscal year 2001. Management's assessment is that the character and nature of future taxable income may not allow the Company to realize certain tax benefits of net operating losses within the prescribed carryforward period. Accordingly, an appropriate valuation allowance has been made.

     At April 30, 2001, the Company had net operating loss carryforwards for federal tax purposes expiring as follows:

                  $     76,631                 April 30, 2011
                  $  1,109,630                 April 30, 2021

     At April 30, 2001, the Company had a net operating loss carryforward for state purposes of $347,738 expiring April 30, 2021. The utilization of the Federal and State net operating losses are subject to limitations under Internal Revenue Code Section 382.

NOTE F - LEASES

     As of April 30, 1999, the Company leased one office facility in Florida under a noncancellable-operating lease, which expired in March 2000. In November 1999, the Company subleased this space and subleased a new office facility under a noncancellable-operating lease, which expired June 30, 2000. The Company obtained an extension through September 30, 2000.

     On September 30, 2000, the Company entered into a lease for a new facility requiring monthly lease payments of approximately $1,900 per month. The current lease expires in October 2001 and has an extension option through December 31, 2002, at the current rate.

     The Company also has offices in Irvine, California and Dallas, Texas, both of which have operations primarily consisting of software development for HomeAccess. The Irvine, California office is comprised of approximately 8,470 square feet and has a monthly lease payment of approximately $18,000 per month. The lease is a month-to-month lease, which commenced on April 1, 2001.

     The Dallas, Texas office has a monthly rent payment of approximately $7,800 per month and expires August 31, 2004.

                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE F - LEASES - Continued

     Rent expense for the years ended April 30, 2001 and 2000 totaled approximately $19,000 and $57,000.

     Future minimum lease payments applicable to the noncancellable operating lease is as follows:

               Year Ending April 30,
               ---------------------

                         2002                $     108,292
                         2003                      101,830
                         2004                      106,768
                         2005                       36,138
                                             --------------

                                             $     353,028
                                             ==============

NOTE G - STOCK OPTIONS

     The Company's 1996 Stock Option Plan provides for granting of options of not more than 950,000 shares of common stock. The Option and Compensation Committee has the sole discretion to determine to whom options will be granted and the terms and conditions of such options. In 1998, the Company increased the number of options available for grant under the terms of the Stock Option Plan by 350,000.

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


                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE G - STOCK OPTIONS - Continued

     On December 22, 1999, the Company's Option and Compensation Committee of the Board of Directors approved the repricing of options previously granted to various employees. These employees' 20,500 options previously granted at $1.38 are now exercisable as follows: (1) 11,750 options at $0.20 and (2) 8,750 options at $0.40. The market value of Company's stock on December 22, 1999 was $0.08. These options expire on December 22, 2004.

     On April 13, 2001, the Company, upon its acquisition of controlling interest in HAT, delivered to Quentra warrants to purchase 200,000 shares of common stock at an exercise price of $4.50 per share. The warrants will be exercisable for a period of six months commencing twelve months after closing of acquisition and terminating 18 months thereafter.

     On May 9, 2001, the Board of Directors adopted the Group Long Distance, Inc. 2001 Employee Stock Option Plan (the "2001 Plan"). The 2001 Plan provides for awards to be made of options to purchase a maximum of 1,500,000 shares of common stock. The Stock Option Committee has the sole discretion to determine to whom options will be granted and the terms and conditions of such options. Subsequent to year end, the 2001 Plan was approved by shareholders.

     A summary of the status of the Company's fixed stock options and warrants as of April 30, 2001 and 2000, and changes during the years ending on those dates is as follows:

                                                      2001                         2000
                                          ---------------------------   ---------------------------
                                                           Weighted -                  Weighted -
                                                            Average                     Average
                                            Shares      Exercise Price     Shares    Exercise Price
                                          ------------   ------------   ------------   ------------
         Outstanding at beginning of
           year                               630,000    $      0.53        487,000     $     4.15
         Granted                              700,000           2.18        626,750           0.53
         Exercised                                  -              -              -              -
         Expired                                    -              -              -              -
         Forfeited                                  -              -        483,750           4.17
                                          ------------                  ------------

         Outstanding at end of year         1,330,000           1.40        630,000           0.53

         Options exercisable at end
           of year                            630,000                                      530,000
         Weighted-average fair value
           of options granted during
           the year                       $      0.41                                   $     0.15

                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE G - STOCK OPTIONS - Continued

     The following information applies to options outstanding at April 30, 2001.

                                            Options Outstanding                       Options Exercisable
                          --------------------------------------------------    --------------------------------
                                             Weighted -
                                              Average           Weighted -                          Weighted -
           Range of                          Remaining           Average                             Average
       Exercise Prices         Shares    Contractual Life     Exercise Price         Shares      Exercise Price
       ---------------    ------------   -----------------   ---------------     -------------   ---------------
          $0.20-0.50          330,000          3.56            $          .28        330,000        $      .21
          $0.60-1.25          800,000          4.46            $         1.08        300,000        $      .80
             $4.50            200,000          1.50            $         4.50              -                 -

     Had compensation cost for the Employees' Stock Option Plan's options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net income and income per share would have been changed to the pro forma amounts indicated below.

                                                    2001               2000
                                             ---------------    ---------------
          Net income
              As reported                    $     (566,870)    $    6,664,868
              Pro forma                      $     (716,870)    $    6,565,297

          Basic income per share
              As reported                    $         (.15)    $         1.90
              Pro forma                      $         (.19)    $         1.87

          Diluted income per share
              As reported                    $         (.15)    $         1.87
              Pro forma                      $         (.19)    $         1.84

     The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

     The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: dividend yield of 0.0 percent for all years; expected volatility of 183% and 222% and risk-free interest rate of 4.83%, and 4.51% to 5.49%; and expected holding periods ranging up to 4 and 5 years.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE H - EQUITY

     Series A Preferred Stock
     ------------------------

     On March 30, 2001, the Company established Series A Preferred Stock, no par value per share. The Company issued 200,000 shares of this series. Series A Preferred Stock is not entitled to be paid any dividends. Upon voluntary or involuntary liquidation, dissolution or other winding up of Company affairs, the holders of the Series A Preferred Stock shall be entitled to be paid $20 per share, in cash or property prior to any distribution to the common shareholders. Redemption of these Series A Preferred Stock may occur at any time one year after issue date at the discretion and as determined by the Board of Directors at the redemption price of $20 per share. Conversion of these Series A Preferred Stock is permissible for all shares, at the option of the holder, at any time one year after issue date convertible into 10 shares of common stock. Series A Preferred Stock has no voting rights. In addition to the Series A Preferred Stock, the Company had authorized an additional 1,800,000 shares of preferred stock at April 30, 2001.

NOTE I - COMMITMENTS AND CONTINGENCIES

     In April 2001, the Company and the Company's Chairman of the Board and Chief Executive Officer entered into a five year employment agreement providing a base salary of $300,000 through April 2006 and annual bonus at the discretion of the Board of Directors. This agreement shall be automatically renewed for a five year period unless written notice to the contrary is given by either party. The agreement also provides that in the event of termination without cause, a severance payment totaling two years of his then annual base salary will be paid. In addition, on April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of common stock at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

     In April 2001, the Company and the Company's President and Chief Operating Officer entered into a three year employment agreement for a base annual salary of $240,000 through April 2004 and annual bonus at the discretion of the Board of Directors. The agreement shall be automatically renewed for a three year period unless written notice to the contrary is given by either party. The agreement also provides that in the event of termination without cause, a severance payment totaling two years of his then annual base salary shall be paid. In addition, on April 13, 2001 the Company's Board of Directors granted warrants to purchase 250,000 shares of common stock at a purchase price of $1.25 per share. These warrants are exercisable as follows: 83,000 on or after May 1, 2002, 166,000 on or after May 1, 2003 and 250,000 on or after May 1, 2004, and expire on April 30, 2011.

                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE I - COMMITMENTS AND CONTINGENCIES - Continued

     In February 2000, the Company and the Chief Financial Officer entered into a one-year employment agreement providing a base salary of $85,000 and a bonus based on the Company's performance, profitability, and positive cash flow. The agreement shall be automatically renewed for one-year periods unless written notice to the contrary is given by either party. In the event of termination without cause, he will receive a severance payment equal to twelve months of his then annual base salary and all benefits.

     The Company's network service agreement with TALK contains provisions for guaranteed monthly volume and network usage, which is the basis for determining volume discounts and other special billing features. The Company did not meet this commitment resulting in a volume shortfall charge. In December 1999, the Company settled this charge for $1,100,000. Of the aggregate amount of $1,100,000, $550,000 was payable on the settlement date and the balance to be payable in eighteen equal monthly installments. As of April 30, 2001, a balance of approximately $30,600 is remaining.

     There is no volume and network usage commitment for the fiscal year ending April 30, 2001. The Partition Agreement between the Company and TALK terminates the later of August 31, 2002 or the date that all obligations of the Company to TALK have been satisfied in full.

     The Company is also subject to other legal proceedings and other claims that arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability, if any, in excess of applicable insurance coverage, is not likely to have a material effect on the financial condition, results of operations or liquidity of the Company. However, as the outcome of litigation or other legal claims is difficult to predict, significant changes in the estimated exposures could occur.

NOTE J - RELATED PARTY TRANSACTIONS

     On April 13, 2001, the Company entered into a lease agreement for approximately 8,500 square feet of office space, on a month-to-month basis, for $17,784 per month with a corporation whose partial owner is the daughter of the Chief Executive Officer.

     For the years ended April 30, 2001 and 2000, a vice president and director of the Company performed tax preparation services for the Company, was paid approximately $18,600 and $17,000 for the years ending April 30, 2001 and 2000, respectively.

     On September 11, 1999, the Company entered into a four-month consulting agreement with Torbay Management Services, Inc., ("Torbay") a corporation controlled by Mr. Peter J. Russo, former Chief Financial Officer and Director of the Company. For the year ending April 30, 2000, the Company paid Torbay $24,000.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE K - SALE OF CUSTOMER BASE

     The Company entered into an Asset Purchase Agreement ("agreement") with another company ("purchaser") on April 30, 2000. The purchaser is a wholly owned subsidiary of Quentra (formerly Coyote Network Systems, Inc.) (see Note K). Under the agreement, the Company sold to the purchaser a "customer base," which includes certain of the Company's customers under a series of related sites. The purchase price for this transaction is $1 million payable with $50,000 in cash on April 30, 2000 and a note of $950,000 due on April 30, 2002 with an annual interest rate of 8%. The note is secured by all existing and future pledges and Security Agreement dated April 30, 2000 and interest is payable monthly. Repayment of the note was to be made with receipts from the purchased customer base.

     In addition, the Company agreed to provide the purchaser with "customer service". Customer service shall mean collection services provided by the Company, which is currently being provided to the Company by TALK. The price for the customer service under this agreement shall be $10,000 per month, commencing May 2000, and ending on the earliest of (1) upon completion of the purchaser's obligations to the Company under the Asset and Purchase Agreement and the promissory note or (2) the mutual consent of the parties at any time. The Company's involvement with the service agreement had no effect on the recognition of the gain on the sale of the customer base. In conjunction with the agreement and the related sale of the customer base, the Company recorded a gain of $1,000,000 in the year ended April 30, 2000. The Company recorded a gain as evidence existed to indicate that a transaction took place, the closing occurred, there were no contingencies in the contact, there was persuasive evidence of an arrangement, delivery occurred, the price was set and at that time collectability was reasonably assured.

     Quentra filed for bankruptcy protection on December 15, 2000. For the fiscal year ended April 30, 2001, based on currently available information on Quentra's financial status as regards the assets and liabilities in bankruptcy, lack of progress made since the bankruptcy filing and a decrease in the collateral value, the Company wrote off the entire note receivable of $950,000.

NOTE L - TERMINATED SALE AGREEMENT

     On May 1, 2000, the Company executed an Agreement and Plan of Merger ("merger") with Quentra (formerly Coyote Network Systems, Inc.). This agreement contemplated a merger between a wholly owned subsidiary of Quentra and the Company. This agreement was terminated December 14, 2000.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE M - SUBSEQUENT EVENTS

     Stock Options
     -------------

     On May 18, 2001, the Company's stock option committee approved, subject to certain conditions, the granting of 985,000 options to employees pursuant to the Company's 2001 Employee Stock Option Plan. The options are exercisable at $1.25 per share through May 17, 2011. These options vest as follows: one-third on November 19, 2001, one-third on May 18, 2002 and one-third on May 18, 2003.

     Also on May 18, 2001, the Company's stock option committee approved, subject to certain conditions, the granting of 35,000 options to employees pursuant to the Company's 2001 Employee Stock Option Plan. The options are exercisable at $1.25 per share through May 17, 2011. These options vest as follows: one-third on May 18, 2002, one-third on May 18, 2003 and one-third on May 18, 2004.

     On July 6, 2001, the Board of Directors granted to each nonemployee director an option to purchase 25,000 shares of common stock at an exercise price of $1.25 in accordance with the Company's 1996 Stock Option Plan.

     Amendment to Articles of Incorporation
     --------------------------------------

     On July 11, 2001, the articles of amendment to the Articles of Incorporation were filed with the Florida Department of State, resulting in the total number of shares of capital stock which the Corporation shall have the authority to issue is 120,000,000 shares consisting of 20,000,000 preferred shares having no par value per share and 100,000,000 shares of common stock having no par value per share.

     Portland General Electric Agreement
     -----------------------------------

     On August 29, 2001, the Company entered into Pilot Program Agreement with Portland General Electric Company ("PGE"). The agreement provides for the two companies to develop and integrate technology and software to be used in delivering a variety of services to consumers including online bill presentation and payment and time-of-use energy consumption information. The agreement provides the Company with an aggregate of $1,050,000 in cash through December 31, 2001, $800,000 of which has already been received for services performed to date. Pursuant to the agreement, the Company agreed to issue to PGE a warrant to purchase 310,000 shares of the Company's common stock for an aggregate exercise price of $1,050,000. The warrant expires on June 30, 2002. Provided that PGE satisfies all conditions under the agreement, including making all required payments, the Company will apply such payments towards the exercise price of the warrant.

                                                                     (continued)

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                             APRIL 30, 2001 AND 2000


NOTE M - SUBSEQUENT EVENTS - Continued

     The agreement also provides PGE with the option to enter into longer-term agreements with the Company for up to fifteen years. In addition, the agreement provides PGE with the option for exclusive licensing rights to HomeAccess(TM) technology for the states of Oregon, Washington and Nevada, for a minimum licensing fee of $150,000 per month per state, subject to certain performance criteria. There can be no assurance that PGE will enter into any longer-term agreement or that the Company will receive any licensing fees for the states noted above.