Form 10QSB
period 2001-07-31
GROUP LONG DISTANCE INC
filed 2001-10-16
CIK 1004570

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-QSB

                                   (Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 14(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2001

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           For the transition period from ____________ to ____________


                         COMMISSION FILE NUMBER 0-21913


                            GROUP LONG DISTANCE, INC.
                            -------------------------
                 (Name of Small Business Issuer in Its Charter)


             FLORIDA                                    65-0213198
             -------                                    ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     400 E. ATLANTIC BOULEVARD, FIRST FLOOR
                             POMPANO BEACH, FL 33060
                             -----------------------
                    (Address of Principal Executive Offices)


                                 (954) 788-7871
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of Common Stock, no par value, outstanding as of October 12, 2001 was 13,525,402.

Transitional Small Business Disclosure Format (check one): Yes |_|        No |X|

--------------------------------------------------------------------------------
================================================================================

                                  GROUP LONG DISTANCE, INC. AND SUBSIDIARIES
======================================================================================================================

                                                     INDEX

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Balance Sheets as of July 31, 2001 (Unaudited) and April 30,
                    2001..........................................................................................  1

                    Unaudited Consolidated Statements of Operations for the Three months ended
                    July 31, 2001 and 2000........................................................................  2

                    Unaudited Consolidated Statements of Cash Flows for the Three months ended
                    July 31, 2001 and 2000........................................................................  3

                    Notes to Consolidated Financial Statements...................................................  4

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.....................................................................  8

PART II. OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K............................................................. 12

                    SIGNATURES.................................................................................... 14



                                         PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEETS

                                 JULY 31, 2001 (UNAUDITED) AND APRIL 30, 2001


                                                    ASSETS
                                                                                     July 31,          April 30,
                                                                                      2001               2001
                                                                                  -------------      -------------
                                                                                   (Unaudited)
Current assets
Cash                                                                              $    523,081       $  1,118,210
Accounts receivable less allowance for doubtful
accounts of $102,000 and $55,000 at July 31, 2001 and
April 30, 2001, respectively                                                           412,981            232,914
Income Tax receivable                                                                  335,942            295,942
Prepaid expenses and other current assets                                               53,651             83,743
                                                                                  -------------      -------------

               Total current assets                                                  1,325,655          1,730,809
                                                                                  -------------      -------------

Property and equipment, net                                                            213,918            281,329
Intangible assets                                                                    7,340,615          6,499,927
                                                                                  -------------      -------------

               Total assets                                                       $  8,880,188       $  8,512,065
                                                                                  =============      =============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                                                                  $    706,238       $    863,775
Volume shortfall charge payable, net                                                         -             30,556
Deferred Revenue                                                                       300,000                  -
Accrued expenses and other liabilities                                                 613,511            493,925
                                                                                  -------------      -------------

               Total current liabilities                                             1,619,749          1,388,256
                                                                                  -------------      -------------

Stockholders' equity
Series A preferred stock, no par value, liquidation value of $4,000,000,
  200,000 shares authorized; 200,000 shares issued and
  outstanding as of July 31, 2001 and April 30, 2001, respectively                           -                  -
Common stock, no par value, 100,000,000 shares authorized; 13,525,402 and
  11,300,402 shares issued and outstanding as of July 31, 2001 and April 30,
  2001, respectively                                                                         -                  -
Additional paid-in capital                                                          12,519,988         11,303,988
Accumulated deficit                                                                 (5,259,549)        (4,180,179)
                                                                                  -------------      -------------

               Total stockholders' equity                                            7,260,439          7,123,809
                                                                                  -------------      -------------

               Total liabilities and stockholders' equity                         $  8,880,188       $  8,512,065
                                                                                  =============      =============

The accompanying notes are an integral part of these statements.


                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

                                                                 Three Months Ended
                                                                 ------------------
                                                                      July 31,
                                                                      --------
                                                              2001               2000
                                                          -------------      -------------
Sales                                                     $    627,783       $  1,362,431
Other revenue                                                   90,098                  -
                                                          -------------      -------------
Total Revenues                                                 717,881          1,362,431

Cost of sales                                                  379,863            685,114
                                                          -------------      -------------

                   Gross profit                                338,018            677,317

Selling, general and administrative expenses                   760,856            349,603
Depreciation and amortization                                  388,689              1,200
Research and development                                       342,139                  -
                                                          -------------      -------------

                   (Loss) Income from operations            (1,153,666)           326,514

Interest income, net                                            34,296             55,417
                                                          -------------      -------------

                   (Loss) Income before income taxes        (1,119,370)           381,931

Income tax (benefit) expense                                   (40,000)           144,000
                                                          -------------      -------------

                   Net (loss) income                      $ (1,079,370)      $    237,931
                                                          =============      =============

Net (loss) income per common share - basic                $      (0.09)      $       0.07
                                                          =============      =============

Net (loss) income per common share - diluted              $      (0.09)      $       0.06
                                                          =============      =============

Weighted average of common shares outstanding - basic       11,567,250          3,500,402
                                                          =============      =============

The accompanying notes are an integral part of these statements.


                                  GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                               FOR THE THREE MONTHS ENDED JULY 31, 2001 AND 2000

                                                                                            Three Months Ended
                                                                                            ------------------
                                                                                                 July 31,
                                                                                                 --------

                                                                                          2001              2000
                                                                                      ------------      ------------
Cash flows from operating activities
Net (loss) income                                                                     $(1,079,370)      $   237,931
Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                                   388,689             1,200
          Provision for bad debts                                                          69,648            41,443
          Other adjustments                                                                48,034                --
Changes in assets and liabilities
               (Increase) Decrease in accounts receivable                                (249,715)          178,515
               Decrease in deferred tax assets                                                 --            31,000
               Decrease in prepaid expenses and other
                 current assets                                                            30,092            12,000
               Increase in taxes receivable                                               (40,000)               --
               Decrease in volume shortfall charge payable                                (30,556)          (91,666)
               Decrease in accounts payable                                              (157,537)          (96,522)
               Increase in accrued expenses and other liabilities                         119,586            43,370
               Increase in deferred revenue                                               300,000                --
               Decrease in income taxes payable                                                --          (425,766)
                                                                                      ------------      ------------

                    Net cash used in operating activities                                (601,129)          (68,495)
                                                                                      ------------      ------------

Cash flows from investing activities

                    Net cash provided by investing activities                                  --                --
                                                                                      ------------      ------------

Cash flows from financing activities

               Proceeds from exercising of director options                                 6,000                --

                    Net cash provided from financing activities                             6,000                --
                                                                                      ------------      ------------

Net decrease in cash                                                                     (595,129)          (68,495)

Cash at beginning of year                                                               1,118,210         2,240,267
                                                                                      ------------      ------------

Cash at end of year                                                                   $   523,081       $ 2,171,772
                                                                                      ============      ============


Supplemental disclosure of cash flow information: Cash paid during the year for:
         Taxes                                                                        $         -       $   538,766
         Interest                                                                     $         -       $         -

Non-cash activity:

     On July 20, 2001 the Company acquired 20% of the outstanding shares of common stock of HA Technology, Inc. ("HAT") not yet owned by the Company, from the spouse of the Company's Chairman of the Board of Directors, in exchange for 2.2 million shares of the Company's common stock.


The accompanying notes are an integral part of these statements.

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

              UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A--BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared in accordance with the generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended July 31, 2001, are not necessarily indicative of the results that may be expected for the year ending April 30, 2002.

     The balance sheet at April 30, 2001, has been derived from the audited financial statements at that date, but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the audited financial statements and footnotes thereto included in the Form 10-KSB filed by the Company for the year ended April 30, 2001.

NOTE B--FORMATION AND OPERATIONS OF THE COMPANY

     Group Long Distance, Inc. (the "Company") comprises two business operations. The first business, which prior to April 2001 had been the only source of revenue for the Company since its inception, is telecommunications services. The second line of business is as a provider of software development and integration services for various information and e-commerce products and services.

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

     As of the date of this report, the Company has earned minimal revenue and has not generated any sales from its software development and integration line of business. Based in Irvine, California, HomeAccess Microweb, Inc. ("HomeAccess") deploys HomeAccess (TM) information and e-commerce services, software and systems. The technology known as "HomeAccess Technology," has been in a development stage since 1995. HomeAccess has focused nearly all of its efforts and resources on continuing the development of HomeAccess Technology. Such technology consists of source code, programs, software, hardware, business methods, and other inventions relating to a system designed for use with various Internet appliances. The development continues to progress towards providing a solution for connecting consumers via various Internet appliances, the first of which is an Internet screen telephone, which contains features that include a 1/4 VGA screen, pull-out keyboard, speaker phone, built-in rolodex, caller ID, and a smart card slot. HomeAccess software is also used to integrate peripherals such as bar-code scanners and smart cards. The HomeAccess Technology supports the provisioning of a variety of services including; email, messaging, news and information, financial services, bill presentation and payment, travel and entertainment, ticketing, coupon distribution, directory search, localized shopping and personal productivity services.

     Unless otherwise indicated, all references to the Company include GLD, the Company's predecessor, and the Company's wholly owned subsidiaries. These subsidiaries include HomeAccess Microweb, Inc., HAT Technology, Inc., Eastern Telecommunications Incorporated, Gulf Communications Services and
Adventures-in-Telecom.


NOTE C--ACQUISITION OF SUBSIDIARIES

     On February 20, 2001, the Company and Quentra Networks, Inc. (formerly Coyote Network Systems, Inc.), as debtor in possession ("Quentra"), entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"). Pursuant to the Stock Purchase Agreement, the Company agreed to acquire all of the outstanding shares of common stock of HomeAccess from Quentra in exchange for (i) cash in the amount of $100,000 and (ii) 200,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has no par value, has a liquidation preference of $20.00 per share, does not have a dividend preference and does not pay dividends, does not have any voting rights, except as otherwise provided by law, and, commencing April 13, 2002, is convertible into ten shares of the Company's common stock ("Common Stock").

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

     The Stock Purchase Agreement was approved by the United States Bankruptcy Court for the Central District of California (the "Bankruptcy Court") on March 8, 2001. In addition, pursuant to an order of the Bankruptcy Court, upon its acquisition of a controlling interest in HA Technology, Inc. ("HAT"), the Company was required to deliver to Quentra warrants to purchase 200,000 shares of Common Stock at an exercise price of $4.50 per share. The warrants are exercisable for a period of six months, commencing on April 13, 2002, and terminating on October 12, 2002. The Company also agreed to convert all loans made to HomeAccess prior to closing into capital. Such loans totaled $625,000 on April 13, 2001.

     On April 13, 2001, the Company acquired all of the outstanding shares of common stock of HomeAccess.

     On April 13, 2001, the Company and Barbara Conrad entered into an Exchange Agreement (the "Exchange Agreement"). Pursuant to the Exchange Agreement, among other things, the Company acquired 80% of the outstanding shares of common stock of HAT, in exchange for 7,800,000 shares of Common Stock. In October 2000, HomeAccess licensed its HomeAccess Technology for all states except Washington, Nevada, Oregon and Pennsylvania, to HAT. Barbara Conrad is the spouse of the Company's Chairman and Chief Executive Officer.

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

     On July 20, 2001, the Company issued 2,200,000 shares of Common Stock to Barbara Conrad pursuant to the Second Exchange Agreement in exchange for 20% of the common stock of HAT not then owned by the Company.


NOTE D--CHANGE IN CONTROL AND OWNERSHIP

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

     In addition, upon conversion of the shares of Series A Preferred Stock and exercise of its warrants, Quentra would own up to 2,200,000 shares of Common Stock, or up to approximately 14.0% of the then aggregate number of outstanding shares of Common Stock. As of the date of this report, Quentra has not exercised its rights related to the conversion of the Series A Preferred Stock or its warrants.

NOTE E - SEGMENT DATA

     The Company comprises two business operations. The first business operation is as a provider of telecommunications services and the second line of business is as a provider of software development and integration services for various information and e-commerce products and services.

     Summarized financial information concerning the Company's reportable segments is shown in the following table. Corporate related items, results of insignificant operations and income and expenses not allocated to reportable segments are included in the reconciliations to consolidated results.

     The following schedule presents information about the Company's operating segments for the three months ended July 31, 2001.



Industry Segment                                               2001
                                                               ----

Revenues:
   Telecommunications                                       $   627,783
   Software Development and Integration                          90,098
                                                            ------------
                                                            $   717,881
                                                            ============

Operating (Loss) Profit:
   Telecommunications                                       $    27,041
   Software Development and Integration                      (1,180,707)
                                                            ------------
                                                            $(1,153,666)
                                                            ============

Identifiable Assets:
   Telecommunications                                       $ 1,240,948
   Software Development and Integration                       7,639,240
                                                            ------------
                                                            $ 8,880,188
                                                            ============

Reconciliation to consolidated amounts was as follows:
   Operating (Loss)
       Total loss for reportable segments                   $(1,153,666)
       Other Income                                              34,296
                                                            ------------
       Consolidated loss before income tax benefit          $(1,119,370)
                                                            ============

                   GROUP LONG DISTANCE, INC. AND SUBSIDIARIES

        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)



NOTE F--SUBSEQUENT EVENTS

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

     Pursuant to the agreement, the Company agreed to issue to PGE a warrant to purchase 310,000 shares of the Company's common stock for an aggregate exercise price of $1,050,000. The warrant expires on June 30, 2002. Provided that PGE satisfies all conditions under the agreement, including making all required payments, the Company will apply such payments towards the exercise price of the warrant. The agreement provides the Company with an aggregate of $1,050,000 in cash through December 31, 2001, $800,000 of which has already been received for services performed to date. For the three months ended July 31, 2001, the Company had received $300,000 from PGE and which has been included in deferred revenue on the balance sheet. Revenue from the Pilot Program Agreement will be recognized over the period beginning August 1, 2001 and ending December 31, 2001. In addition, a certain amount of the payment received from PGE will be treated as equity due to the warrant provision in the agreement.

     The Company's headquarters are currently located at 400 E. Atlantic Boulevard, First Floor, Pompano Beach, Florida. All telecommunications operations are currently performed at this location. Within approximately 30 to 60 days the Company intends to close this office and relocate its corporate headquarters to Irvine, California. The Company has agreed to terms with its current Chief Financial Officer and one office employee. The severance packages total approximately $130,000.

NOTE G--RELATED PARTY TRANSACTIONS

     During the three month period ended July 31, 2001, the Company processed its payroll through Primary Knowledge, Inc. ("PKI"), a related party through common ownership and management. As such, the Company paid approximately $268,000 to PKI for HomeAccess employees' payroll costs. During August 2001, the Company opened a separate payroll account for HomeAccess and transferred all employees that were being paid through PKI's payroll to the new payroll account.

     During the three month period ended July 31, 2001, the Company paid approximately $53,000 in rent to Roswell Properties for the Irvine, California office. The daughter of the Company's Chief Executive Officer is a partial owner of Roswell Properties.

     During the three month period ended July 31, 2001, the Company incurred approximately $26,000 in travel expenses to be paid to Object Development, Inc., a related party through common ownership and management. The Company anticipates paying such expenses by December 31, 2001.

NOTE H--GOING CONCERN

     The quarterly financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced a significant decrease in cash as a result of the software development and integration business that is described above in Note B. On September 30, 2001, the Company had a cash balance of approximately $234,000. No sales have been generated and significant expenses have been incurred to develop and integrate the technology acquired. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan to meet its liquidity needs for the next twelve months is comprised of the following: enter into a development cost sharing agreement with a strategic partner (Refer Note F
- Subsequent Events), identify and enter into agreements with property management companies to generate revenue, and raise additional capital by issuing securities. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     There can be no assurance the Company's plan will be successful in meeting the Company's short-term liquidity needs. The funds to be received under the Pilot Program Agreement (Refer Note F - Subsequent Events) are not adequate to fund the Company's cash needs, and the Company does not have any immediate prospects to increase its revenues or cash flow. As a result, it can be reasonably anticipated that, within the next 60 to 90 days, the Company may be unable to pay its debts and obligations in the ordinary course of business as they become due. Failure to secure additional revenues or cash investments in the Company in that short time frame, may likely result in an inability to operate as a going concern as well as the Company seeking protection under the bankruptcy laws.

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

OVERVIEW

     Group Long Distance, Inc., has two primary business operations; telecommunications services and software development and integration. See "Note B - Formation and Operations of the Company" for a more detailed discussion.

     Historically, the Company has only offered telecommunication services and products, which are provided for under contracts with TALK. The Company is no longer conducting, nor does it have any plans to conduct any marketing campaigns to attract new customers related to telecommunications services provided by TALK, since the Company has determined that it is currently unable to both procure new customers, and achieve positive earnings after amortization of acquisition costs for these new customers. The Company expects telecommunications revenues to continue to decline. Future marketing and sales efforts will be directed at growing the Company's software development business.

     HomeAccess has been in a development stage since its formation in 1999 and the majority of its costs have been related to research and development of the HomeAccess Technology. Although the Company believes HomeAccess will evolve from a development stage company into an operational company in the future, the Company expects to continue to incur significant research and development costs. There can be no assurance as to the Company's ability to evolve into an operational company or as to the amount of research and development costs to be incurred in the future.

RESULTS OF OPERATIONS

     The results of operations for comparison reasons have been split according to their respective business operations, "telecommunications services operations" and "software development and integration operations". For the remaining categories that are not distinct to one or other of the business operations, they have been included together under the heading "combined operations". Refer "Note E - Segment Data" for more detail.

COMPARISON OF THREE MONTHS ENDED JULY 31, 2001 TO THREE MONTHS ENDED JULY 31,
2000

TELECOMMUNICATIONS SERVICES OPERATIONS:

     SALES. The Company's sales were $627,783 for the three months ended July 31, 2001, compared to $1,362,431 for the three months ended July 31, 2000, a decrease of $734,648 or approximately 54%. The decrease in sales was primarily due to continued attrition of the Company's telecommunications customer base. The Company ceased all marketing activities in fiscal year 1998 and is currently not marketing its telecommunications products and services. Based on continued attrition, and a decline in the commissions paid by TALK on the "800" customer base, the Company's telecommunications sales are expected to continue to decline through the rest of the fiscal year ending April 30, 2002. The Company has disputed the reduced commissions with TALK.

     COST OF SALES. Cost of sales were $329,011 for the three months ended July 31, 2001, compared to $685,114 for the three months ended July 31, 2000, a decrease of $356,103, or approximately 52%. As a percentage of sales, cost of sales was approximately 52% and 50% for the three months ended July 31, 2001 and July 31, 2000, respectively. The decrease in cost of sales between comparative periods was due to the decrease in the Company's telecommunications revenues as a result of customer attrition. Cost of sales are expected to further decline for the fiscal year ended April 30, 2002. The increase in the cost of sales as a percentage of sales for the current fiscal year was due to a price increase from the carrier. The Company has disputed the correctness of the price increase and other related overcharges and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.

     GROSS PROFIT. Gross profit was $298,772 for the three months ended July 31, 2001, compared to $677,317 for the three months ended July 31, 2000, a decrease of $378,545, or approximately 56%. As a percentage of sales, gross profit was 48% and 50% for the three months ended July 31, 2001 and July 31, 2000, respectively. The decrease in gross margin between comparative periods was due to the decrease in revenues as a result of customer attrition, and a price increase imposed by the carrier during the previous fiscal year. The Company has disputed the correctness of the price increase and other related overcharges and is in discussions with its carrier. There however is no assurance that the matter will be resolved in the Company's favor.

SOFTWARE DEVELOPMENT AND INTEGRATION OPERATIONS:

     OTHER REVENUE. Other revenue of $90,098 for the three months ended July 31, 2001, are for services provided by HomeAccess to PGE in terms of software support and maintenance of computer equipment. Fees paid by PGE for software support for the time of certain engineers to help PGE manage its project with HomeAccess outside the defined scope of such project totaled $22,098 for the three months ended July 31, 2001. Fees paid for maintaining the computer server equipment totaled $68,000 for the three months ended July 31, 2001. These revenues are expected to continue throughout the period of the Pilot Agreement (Refer Note F- Subsequent Events) with PGE.

     COST OF SALES. Cost of sales of $50,852 for the three months ended July 31, 2001 relate to costs for services provided by HomeAccess to PGE in terms of software support and maintenance of computer equipment. These costs are for the time of certain engineers to help PGE manage its project with HomeAccess outside the defined scope of such project.

     GROSS PROFIT. Gross Profit of $39,246 for the three months ended July 31, 2001 is comprised of fees paid by PGE, less related expenses, for software support to help PGE manage its project with HomeAccess outside the defined scope of such project. These revenues are expected to continue throughout the period of the Pilot Agreement (Refer Note F- Subsequent Events) with PGE.

     RESEARCH AND DEVELOPMENT. Research and development expense was $342,139 for the three months ended July 31, 2001, or 39% of total operating expenses. The Company incurs significant research and development costs in the development of its software for integration. Of the $342,139, approximately $288,000 related to salaries of HomeAccess employees and consultant costs, with the remaining balance related to third party development costs, other than outside consultants.

COMBINED OPERATIONS:

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses ("SG&A") were $760,856 for the three months ended July 31, 2001, compared to $349,603 for the three months ended July 31, 2000, an increase of $411,253, or approximately 118%. This increase in SG&A is a result of an increase in employee and related expenses, rent and operating expenses, related to HomeAccess.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense was $388,689 for the three months ended July 31, 2001, compared to $1,200 for the three months ended July 31, 2000, an increase of $387,489. The increase in depreciation and amortization for the fiscal year ended April 30, 2001, was largely attributable to the amortization of the goodwill of $335,312 resulting from the acquisition of HomeAccess and HAT, as well as an increase in depreciation of 53,377. Of this increase in depreciation, $52,177 relates to depreciation of the fixed assets of HomeAccess.

     INTEREST INCOME, NET. Interest income (net) for the three months ended July 31, 2001, was $34,296, compared to $55,417 for the three months ended July 31, 2000. The interest income for the three months ended July 31, 2001, and the three months ended July 31, 2000, was interest earned on cash deposits. The decrease in the interest income is due to the decrease in cash primarily resulting from funding HomeAccess during its development phase of operations.

     INCOME TAXES. An income tax benefit of $40,000 was provided for the three months ended July 31, 2001, compared to income tax expense of $144,000 for the three months ended July 31, 2000. The decrease in the income tax expense for the three months ended July 31, 2001, is the result of the Company incurring a net operating loss, which the Company will carry back to past years in which taxes were paid and receive a refund. The net operating loss is only being applied against those losses other than of HomeAccess.

     NET LOSS/INCOME. The Company had a net loss of $1,079,370 or net loss of $0.09 per share, for the three months ended July 31, 2001, as compared to net income of $237,931, or $0.07 per share, for the three months ended July 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the revenues derived from its telecommunications services and products were greater than the expenses to operate that segment. However, continued customer attrition, competition, and no marketing efforts, have contributed to the telecommunications segment operating at a nominal profit for three months ended July 31, 2001. As a result, the Company intends to either sell its existing customer base or manage it until it is no longer feasible to do so. As a result of the foregoing, the Company does not anticipate, within the next twelve months, having any telecommunications customers for which services are provided by TALK.

     As of the date of this report, the Company has earned only minimal revenues and has not generated any sales from its new line of business. The Company's ability to continue its operations is dependent on a variety of factors, some of which include: the ability to successfully develop and integrate the HomeAccess Technology, the ability to generate sales of its products and services in the future, and the ability to secure financing or additional capital.

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

     The Company has had discussions with several property management companies to install HomeAccess-enabled devices at their multi-dwelling unit complex ("MDU") facilities. The Company's intent would be to charge a fee for a package of services offered to the MDU tenants, thereby generating sales on a per phone, per month basis. There can be no assurance the Company will be able to enter into an agreements with, or generate sales from, any property management companies.

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

     At July 31, 2001, the Company had a working capital deficit of $294,094 compared to a working capital surplus of $342,553 at April 30, 2001. The primary reason for the decrease in working capital surplus is due to funding the operations of HomeAccess.

     Net cash used in operating activities was $601,129 for the three months ended July 31, 2001, as compared to $68,495 for the three months ended July 31, 2000. The primary reason for the increase in cash used in operating activities for the three months ended July 31, 2001, is due to net loss from operations and an increase in accounts receivable, and a decrease in accounts payable. The cash used in operating activities for the three months ended July 31, 2000, is attributable to net income from operating activities, offset by a decrease in income taxes payable.

     No cash was provided by investing activities for the three months ended July 31, 2001, and for the three months ended July 31, 2000.

     Net cash provided from financing activities was $6,000 for the three months ended July 31, 2001,as compared to no cash provided for the three months ended July 31, 2000. The cash provided for the three months ended July 31, 2001 related to the exercise of 25,000 previously issued, vested options, 20,000 at $0.20 and 5,000 at $0.40, by a director of the Company.

     The Company during the three months ended July 31, 2001 experienced collection related issues with TALK, who performs all back office services including collections on behalf of the Company. The Company had addressed this matter with TALK as recent developments had indicated a potential collectability issue with an underlying service provider. This has led to an increase in outstanding receivables at July 31, 2001, and a corresponding increase in the allowance for doubtful accounts. The Company through discussions with TALK has resolved the outstanding collections from the third party service provider. The Company received payment of approximately $168,000 on October 12, 2001.

     At July 31, 2001, the Company believes the allowance for doubtful accounts is currently adequate for the size and nature of its receivables. Nevertheless, delays in collection or uncollectability of accounts receivable could continue to have an adverse effect on the Company's liquidity and working capital position and require the Company to continually increase its allowance for doubtful accounts.

     The Company has experienced a significant decrease in cash as a result of funding the software development and integration business that was acquired. On September 30, 2001, the Company had a cash balance of approximately $234,000. Unless the Company can generate revenue streams or secure additional cash within the next 60 to 90 days, management anticipates the Company may be unable to pay its obligations as they come due.

DEFERRED REVENUE

     For the three months ended July 31, 2001, the Company had received $300,000 from PGE as part of the Pilot Program Agreement, which has been included in deferred revenue on the balance sheet. Revenue from the Pilot Program Agreement will be recognized over the period beginning August 1, 2001 and ending December 31, 2001. In addition, a certain amount of the payment received from PGE will be treated as equity due to the warrant provision in the agreement. The Pilot Program Agreement provides the Company with an aggregate of $1,050,000 in cash through December 31, 2001, $800,000 of which has already been received for services performed to date, and provides PGE with a warrant for 310,000 shares of Common Stock.

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

3.3 Articles of Amendment creating Series A Preferred Stock. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

3.4 Amendment to Amended and Restated Articles of Incorporation to increase the authorized shares of capital stock of Group Long Distance, Inc., to 20,000,000 shares of no par value Preferred Stock and 100,000,000 shares of no par value Common Stock. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

10.32 Exchange Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.33 Second Exchange Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.34 Registration Rights Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Barbara Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.35 Employment Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Jerry Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.36 Employment Agreement dated April 13, 2001 by and between Group Long Distance, Inc. and Glenn S. Koach. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.37 Warrant to Purchase 250,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Jerry Conrad. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.38 Warrant to Purchase 250,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Glenn S. Koach. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.39 Warrant to Purchase 200,000 shares of Common Stock dated April 13, 2001 issued by Group Long Distance, Inc. to Quentra Networks, Inc. (Filed as an Exhibit to Form 8K on April 27, 2001 and incorporated herein by reference.)

10.40 Group Long Distance, Inc., 2001 Employee Stock Option Plan dated June 13, 2001. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

10.41 Lease agreement between Roswell Property LLC and HomeAccess MicroWeb, Inc., dated April 20, 2001. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

10.42 Pilot Program Agreement between Portland General Electric Company and Group Long Distance, Inc., dated August 29, 2001. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

10.43 Proposed Interim Agreement between Portland General Electric Company and Group Long Distance, Inc., dated August 29, 2001. (Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2001 and incorporated herein by reference.)

(b) Reports on Form 8-K

         On September 7, 2001, the Company filed a Form 8-K/A with the Securities Exchange Commission in connection with its previously announced acquisitions of HomeAccess MicroWeb, Inc., and HA Technology, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            GROUP LONG DISTANCE, INC.




October 16, 2001        By:                   /s/ JERRY CONRAD
                            ----------------------------------------------------
                                                Jerry Conrad,
                              CHAIRMAN OF THE BOARD AND CHIEF EXECUTIVE OFFICER
                                        (PRINCIPAL EXECUTIVE OFFICER)

October 16, 2001        By:                  /s/ GLENN S. KOACH
                            ----------------------------------------------------
                                               Glenn S. Koach,
                               DIRECTOR, PRESIDENT AND CHIEF OPERATING OFFICER

October 16, 2001        By:                   /s/ SAM D. HITNER
                            ----------------------------------------------------
                                               Sam D. Hitner,
                                           CHIEF FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)